Form 10KSB
period 2007-12-31
CleanTech Biofuels, Inc.
filed 2008-03-28
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______________  to  _______________
Commission file number 333-145939
CleanTech Biofuels, Inc.
(Name of small business issuer in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri	63130
(Address of principal executive offices)	(Zip Code)
(Issuer’s telephone number): (314) 802-8670
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year - $-0-
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2008 -
$29,328,036
As of March  25, 2008, the number of shares outstanding of the Company’s common stock was  53,776,747.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders, into Part III of this Form 10-KSB where indicated.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

CLEANTECH BIOFUELS, INC.

Statement Regarding Forward-Looking Information
From time to time, we make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for such forward-looking statements. All statements, other than statements of historical facts, included herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans, objectives and other future events and circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “would,” “should” and similar expressions or negative expressions of these terms. Such statements are only predictions and, accordingly, are subject to substantial risks, uncertainties and assumptions.
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	the commercial viability of our technologies,
•	our ability to maintain and enforce our exclusive rights to our technologies,
•	our ability to raise additional capital on favorable terms in the next three to four months,
•	our disputes and resulting litigation with the licensor of our PSC technology,
•	the demand for and production costs of ethanol,
•	competition from other alternative energy technologies, and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.
PART I
ITEM 1. Description of Business
Company Overview
We are a development stage company that intends to:
•	complete the research and development of our licensed technologies, which we believe when combined can convert municipal solid waste into ethanol; and
•	explore, develop and/or license additional technologies for processing waste into energy products as opportunities to do so present themselves.
Our licensed technologies are:
•
the Pressurized Steam Classification technology, which we refer to as our “PSC” technology, invented at the University of Huntsville, Alabama, that uses a pressurized steam classification vessel to convert municipal solid waste, also known as MSW, into cellulosic material while simultaneously segregating and eliminating any inorganic materials in the solid waste and cleaning recyclable materials in the MSW;

•
the sulfuric acid hydrolysis process, which we refer to as our “Brelsford” technology, developed by Brelsford Engineering, Inc., that employs an acid hydrolysis process to convert cellulosic material into fermentable sugars, which can then be fermented into ethanol; and

•
the nitric acid hydrolysis process, which we refer to as our “HFTA” technology, developed by scientists working at the University of California, Berkeley, that incorporates anticipated improvements in chemical reaction by which acid hydrolysis occurs.

We were originally incorporated in 1996 as Long Road Entertainment, Inc., and were formed to operate as a holding company for businesses in the theater, motion picture and entertainment industries. We ceased conducting that business in 2005 and were dormant until the fall of 2006, at which time our founder and then controlling stockholder decided to pursue the sale of the company. In anticipation of that sale, we changed our name to Alternative Ethanol Technologies, Inc.
On March 27, 2007, we entered into an Agreement and Plan of Merger and Reorganization in which we agreed to acquire SRS Energy, Inc., a Delaware corporation that is the holder of the technology licenses. Pursuant to the merger agreement, SRS Acquisition Sub, our wholly-owned subsidiary, merged into SRS Energy with SRS Energy as the surviving corporation. We consummated the merger on May 31, 2007 resulting in SRS Energy becoming our wholly-owned subsidiary. Today, SRS Energy is our principal operating company. Effective August 2, 2007, we changed our name to CleanTech Biofuels, Inc.
SRS Energy was originally formed as a wholly-owned subsidiary of Supercritical Recovery Systems, Inc., a Delaware corporation, in July 2004. At that time, Supercritical Recovery Systems was a licensee of various technologies for the processing of waste materials into usable products. While investigating different technologies, Supercritical Recovery Systems was introduced to the PSC and Brelsford technologies and secured licenses to the technologies in SRS Energy. Prior to our acquisition of SRS Energy, Supercritical Recovery Systems distributed approximately 80% of its ownership of SRS Energy to the stockholders of Supercritical Recovery Systems. Since our acquisition of SRS Energy, Supercritical Recovery Systems has ceased its business activities with respect to licensing other technologies.
The license to the PSC technology grants SRS Energy limited exclusive rights to use the technology to process municipal solid waste and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct solid waste to ethanol plants in the United States. SRS Energy’s license to the Brelsford technology is limited to the production of fuel grade ethanol in the United States. The license is exclusive with regard to the conversion of MSW to cellulosic biomass and non-exclusive with respect to the conversion of other feedstock for the production of ethanol. The license to the HFTA technology provides us an exclusive worldwide license to use the technology for the production of energy products from MSW and a non-exclusive license to use the technology to produce energy products from other feedstocks. By coupling these technologies, we believe we may have the ability to extract biomass from curbside solid waste (among other potential sources of cellulosic material) and convert it into fuel grade ethanol.
We have no operating history as a producer of ethanol and have not constructed any ethanol plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will be sufficient only to complete the testing of our technologies and to provide a limited amount of working capital. We will require substantial additional capital to implement our business plan and we may be unable to obtain the capital required to build any commercial plants. Our strategy is to build our company in several phases with the ultimate goal of becoming a leading producer of ethanol and other combustible fuels from municipal waste and other feedstocks.
We are currently focusing on testing, demonstrating and commercializing our existing licensed technologies. On an ongoing basis, we intend to continue investigating opportunities to develop or acquire complementary technologies, especially those that would allow us to improve our existing processes or to add value to the various byproducts produced by those processes. In addition, we will look for opportunities to combine our technologies with other synergistic processes in innovative energy parks, where some of our byproducts, such as lignin, could be used as inputs to other processes, such as gasifiers, that could produce inputs for us, such as steam. We have structured our Strategic Plan on the following three phases with respect to the development and commercialization of our existing technologies:

Proof of Concept/Demonstration Phase
The scientists who invented the HFTA technology constructed a test unit at the Forest Products Laboratory at the University of California, Berkeley that demonstrated the effectiveness of the technology using wood waste as a feedstock. In late January 2008, we purchased this equipment, moved it from the Forest Products Laboratory and reassembled it at the Hazen Research facility in Golden, Colorado.
We are using the HFTA equipment to conduct the proof of concept phase of our project. The HFTA equipment enables us to test different chemical and biologic methods for hydrolyzing biomass as well as different types of biomass to determine the most efficient processes and feedstocks available. We believe that the existing infrastructure for collecting MSW combined with the high tipping fees paid for accepting the garbage will provide the most economically feasible feedstock. However, we also believe that the technologies we have licensed will prove useful when applied to other feedstocks and/or processes for hydrolyzing biomass that are currently being developed.
At this stage of our development we are seeking to prove that biomass derived using the PSC technology does not include any contaminants or residue that prohibit the chemical or biologic reactions necessary to complete the sacchrification and fermentation processes required to produce fuel grade ethanol. We believe that the HFTA technology may prove useful as a pretreatment for a variety of other hydrolysis technologies being developed to separate hemicelluloses and then using commercially available enzymes to separate the remaining cellulose and lignin. In order to determine whether this is true, we also are testing the HFTA equipment as a first-stage to separate hemicellulose and then using commercially available enzymes to separate the cellulose. In addition to using the HFTA technology for hydrolyzing biomass, we are also using the HFTA equipment to test a variety of other feedstocks, including corn stover, switch grass and wood waste using these same methods of hydrolyzing biomass. The hydrolsate derived from these various processes and feedstocks will be fermented into alcohol.
Concurrent with the proof of concept, we are completing the design and engineering of a demonstration system that incorporates all of the technology for sacchrification and fermentation into a continuously operating unit. This system will process approximately four tons of MSW, or about one ton of dry biomass per operating day, which on average is eight hours. The purpose of the unit is to demonstrate the complete system for converting biomass derived from MSW into ethanol. Final details of the demonstration plant design will depend on results of the proof of concept phase; however, we have substantially completed these designs and will be able to move to fabrication, procurement and construction of the demonstration unit upon completing the proof of concept testing provided we are able to obtain the financing necessary to do so. After completing construction of the demonstration plant, we intend to operate the plant for a period of time, currently anticipated to be two to three months, in order to conduct testing and evaluation necessary to complete the design of a small commercial plant. While we have not yet completed the project management plan for the demonstration phase of the project, we anticipate this phase of the project will require nine to twelve months following the end of the testing phase to complete.
We expect we will spend all of our current funds on and during the proof of concept phase of our development. When we initially began our engineering and design our sole technology for hydrolyzing biomass was the Brelsford technology. To cause the hydrolysis reaction, the Brelsford technology uses sulfuric acid, which is corrosive to metal. Because of this characteristic, our original plan was to design special equipment to accommodate the use of sulfuric acid. We also anticipated the need to design a large plant in order to acquire the necessary engineering knowledge to implement the Brelsford technology on a commercial scale. As a result, our early projections for the cost of the demonstration plant were in the range of $50.0 million to $90.0 million.
We believe that using the HFTA technology where nitric acid causes the hydrolysis reaction will eliminate the need to specifically design equipment for our processes. If we are able to successfully hydrolyze biomass derived from MSW using the HFTA technology, we believe that existing industrial equipment could be used to implement the technology on a commercial scale. As a result, we do not believe we need to construct a large demonstration plant and have reduced the projected size of the plant we will develop during our next stage of development from that previously anticipated and redesigned the plant to include the HFTA technology.
We anticipate that the construction, operation, and testing of the demonstration plant will cost approximately $5.0 million. We expect to finance this stage of our development almost exclusively with equity financing. There can be no assurance that we will be able to obtain financing necessary to complete the construction of the demonstration plant on favorable terms, or at all.

Commercialization Phase
Before we attempt to implement our technology on a larger scale, we anticipate building and operating a small commercial plant that will process a minimum of 100 tons of MSW per operating day. The final size of this small scale commercial plant will be determined based on a number of factors that we are currently evaluating. The purpose of building a small scale commercial plant is to demonstrate at a small commercial level the workings of the integrated system, including the PSC technology, in order to have sufficient information with respect to materials handling and operation of the technology to enable us to utilize more traditional project financing for the implementation of the technology on a larger scale.
Much of the design and engineering of the small commercial plant will be completed during the proof of concept/demonstration phase of our development. Final design of this system will depend in large part on data we gather in the prior phase.
In order to expedite the process for construction of a small commercial plant, we have begun identifying and evaluating sites to determine locations with favorable feedstock supplies, transportation logistics, tax credits, governmental grants, municipal financing possibilities, and local and state construction and environmental regulations.
We are engaged in discussions with the United States Department of Energy to obtain federal grants and loan guarantees to assist in financing this stage of our development. As soon as we select favorable municipalities for the construction of a small scale commercial plant, we will contact the waste haulers and operators of the materials recovery facilities, also known as MRFs, or landfill in those areas, as appropriate, to negotiate feedstock supply and off-take agreements for the small-scale commercial plant in order to realize cost savings by utilizing common infrastructure and operating savings from proximity to feedstock, landfill capacity and transportation. Permitting for this plant will begin immediately upon selection of a site and completion of necessary agreements to construct the plant.
During the operation of the small scale commercial plant, we hope to identify and resolve challenges arising from materials transport and handling on a commercial scale before employing the capital required to commercialize the technology on a larger scale. By the end of this phase we hope to have demonstrated our ability to profitably implement the system on a commercial scale.
Replication and Rollout Phase
We intend to follow a systematic evaluation process in identifying and selecting additional sites for the construction of full-scale operating plants in order to focus on those with the best near-term and long-term potential. If market conditions are not favorable for the construction of new plants, we may consider licensing our technology to third parties with existing waste-to-energy facilities. To date, we have not identified any sites for a full-scale facility or commenced any material discussions with any party regarding building a full-scale operating plant and/or licensing our technology to a third-party. We have only preliminarily begun to explore these possibilities.
Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff. Our success will also depend on a variety of market forces and other developments beyond our control.
Industry Overview
General
Ethanol, today, is produced mostly from sugars or starches, obtained from fruits and grains. Production in the United States ethanol industry is currently dominated by corn distillation. According to the Renewable Fuels Association, domestic ethanol production increased from 1.3 billion gallons per year in 1997 to approximately 6.1 billion gallons per year as of December 2007. In 2006, the top 12 producers accounted for approximately 47 percent of the industry’s total estimated production capacity. More than 50 smaller producers and farmer-owned cooperatives, most with production of 50 million gallons per year or less, generate the remaining production.

Corn Ethanol
Although the ethanol industry continues to explore production technologies employing various feedstocks, corn-based production technologies are the predominant methods used by ethanol producers today and are likely to remain dominant for the near future. Consequently, most U.S. ethanol is, and we expect will be for the foreseeable future, produced in the Midwest, where corn is abundant. As a result, corn ethanol producers are susceptible to fluctuating corn costs. In fact, the rapid growth in demand for corn for ethanol production is creating intensifying competition with the demand for corn as a food source, which will likely result in higher future corn prices that in turn may increase the cost of ethanol produced from corn.
In addition, corn ethanol faces distribution issues. More than half of the total U.S. ethanol production is consumed in the east-coast and west-coast markets, primarily as a result of the stricter air quality requirements in large parts of those markets. The movement of ethanol via pipeline is limited as a result of the tendency of ethanol to absorb water and other impurities found in the pipelines, logistical limitations of existing pipelines and limited volumes of ethanol that need to be transported. As a result, the primary means of transporting ethanol from the Midwest to the coasts is by rail transportation, at additional cost. Consequently, ethanol today is sold primarily in the marketplace in which it is produced. Since most corn is grown in the Midwest, most ethanol plants in the United States are also located in the Midwest, but many of the largest cities, where energy consumption is the greatest, are great distances from existing ethanol plants.
Cellulosic Ethanol
Cellulosic ethanol is obtained from cellulose. Cellulose is plentiful as it is present in every plant, straw, grass and wood, as well as being abundant in solid waste and other waste. Moreover, since cellulose is the main component of plants, the whole plant, rather than just the fruits and grains, can be harvested. In fact, a joint study by the United States Departments of Agriculture and Energy recently concluded that the United States land resources could produce a sustainable supply of biomass sufficient to displace 30 percent of the country’s current gasoline consumption. Most of these “bio-mass” products are currently discarded. Since cellulose cannot be digested by humans, the production of cellulose does not compete with the production of food. The price per ton of the raw material is thus much cheaper than fruits or grains and in the case of municipal solid waste, processors such as our company may be paid to take the material. We believe that because of the size of the untapped biomass resource, for example, agricultural, forestry and municipal wastes, the cost of cellulosic material as a feedstock to ethanol producers will be less than the cost of corn.
In June 2006, a United States Senate hearing determined that the cost of producing cellulosic ethanol is $2.25 per gallon. This was primarily due to the current poor conversion efficiency. The Department of Energy has stated, however, that it is optimistic that new technologies will improve efficiencies in the manufacturing of cellulosic ethanol. Based on this optimism, the Department of Energy has requested a doubling of research funding. The same Senate hearing was told that the research target was to reduce the cost of production to $1.07 per gallon by 2012.
The ability to take advantage of the potential biomass feedstock resource will depend, however, on further progress in developing and commercializing technologies to cost-effectively process cellulosic materials. A number of cellulosic-based technologies are currently in various stages of development and commercialization. We believe the most promising technologies are:
•	acid hydrolysis of cellulosic materials followed by fermentation of the resulting sugars, which is the technology we plan to employ;
•	Enzymatic processing of cellulose into fermentable sugars; and
•	gasification followed by either catalytic or fermentation transformation of the synthesis gas into fuel.

Acid Hydrolysis
It has been known for over 100 years that acids act as catalyst to convert, or hydrolyze, cellulose and hemicellulose into simple sugars such as hexose and pentose sugars. The chemistry for hexose and pentose is C6 and C5, respectively. Traditional acid hydrolysis occurs in two stages to accommodate the differences between hemicellulose and cellulose and uses sulfuric acid, a highly corrosive acid, to drive the reaction. The first stage can be operated under milder conditions, which maximizes yield from more readily hydrolyzed hemicellulose. The second stage is optimized for hydrolysis of the more resistant cellulose fraction and traditionally requires high temperatures and acid concentration to operate efficiently. Additionally, we believe that the use of the HFTA technology will enable us to construct and operate commercial plants at substantially lower costs than would be required to use sulfuric acid to drive the hydrolysis of biomass. At each stage, sugar water is recovered and fermented and distilled to alcohol. Residual cellulose and lignin left over in the solids from the hydrolysis reactors can serve as boiler fuel but cannot be used to produce ethanol. Until recently, however, acid hydrolysis-based technologies were too expensive to compete with low-cost production methods of petroleum-based products. We believe, however, that our Brelsford and/or HFTA technologies create an efficient acid hydrolysis process that will enable us to be cost competitive.
Enzymatic Conversion
Enzymatic conversion of cellulose to ethanol faces a number of near-term technical challenges, but offers considerable longer-term promise as a low-cost approach. Enzymatic processes break down cellulose chains into glucose molecules by cellulosic enzymes. This reaction occurs naturally at body temperature in the stomach of ruminants, such as cows and sheep, where the enzymes are produced by bacteria. The laboratory processes being developed use several enzymes at various stages to replicate this biologic process. Using a similar enzymatic system, cellulosic materials can be enzymatically hydrolyzed (at a relatively mild temperature and acid level), thus enabling effective cellulose breakdown without the formation of byproducts that would otherwise inhibit enzyme activity.
Gasification
Gasification of cellulosic materials is also a technology undergoing rapid improvement and may present serious near- to mid-term competition to ethanol production that is based on acid hydrolysis. The gasification process does not rely on chemical decomposition of the cellulose chain. Instead of breaking the cellulose into sugar molecules, the carbon in the raw material is converted into synthesis gas, using what amounts to partial combustion. The carbon monoxide, carbon dioxide and hydrogen may then be fed into a special kind of fermenter. Instead of yeast, which operates on sugar, this process uses microorganisms in the Clostridium genus. These microorganisms ingest carbon monoxide, carbon dioxide and hydrogen and produce ethanol and water. The process can be broken into three steps:
•	Gasification — Complex carbon based molecules are broken apart to access the carbon as carbon monoxide, carbon dioxide and hydrogen are produced;
•	Fermentation — Convert the carbon monoxide, carbon dioxide and hydrogen into ethanol using the microorganisms; and
•	Distillation — Ethanol is separated from water.
Alternatively, the synthesis gas from gasification may be fed to a catalytic reactor where the synthesis gas is used to produce ethanol and other higher alcohols as well.
Government Policies
National, state and local governmental policies have, and we believe will continue to play, a critical role in the development of the ethanol industry.
Clean Air Oxygen Standards
The federal Clean Air Act requires that “ozone non-attainment areas”, which are the regions of the country with the worst smog, use reformulated gasoline, also referred to as RFG. Today almost one-third of U.S. gasoline is RFG. Methyl tertiary butyl ether, referred to as MTBE, and ethanol have been the two most commonly used substances to add oxygen to gasoline to meet the RFG requirements.

Phase out of MTBE
Because MTBE is a possible human carcinogen, it is being phased out in many states. If MTBE were to be banned completely, it could create a huge boost in demand for ethanol, especially if the oxygen standard for RFG remains in place.
Renewable Fuels Standard
The Energy Independence and Security Act of 2007 dictates that production of alternative fuels reach 36 billion gallons per year by the year 2022. To reach this goal, at least 20 billion gallons per year will need to be produced from feedstock sources other than corn.
Tax Incentives
Currently, two types of federal tax incentives apply to biomass-derived ethanol that is sold as fuel: (1) a partial excise tax exemption, and (2) income tax credits. Ethanol blends of 10 percent or more qualify for a $0.053 per gallon exemption, with proportionally lower amounts applying to lower ethanol/gasoline blends. In effect, this exemption structure provides a $0.53 per gallon of ethanol exemption from excise taxes.
Tariff Protection
The government currently levies a tariff of $0.54 per gallon on imported fuel ethanol. This tariff is justified as a measure to offset the effect of the excise tax exemption, but its effect is to give significant protection to domestic producers from low cost foreign sources such as Brazil. Fuel ethanol imported from Jamaica, Trinidad, El Salvador, Costa Rica and certain other Caribbean nations, however, is not subject to tariff and therefore gives these smaller countries preferential access to the U.S. market.
Our Technologies
We believe we can convert municipal solid waste into cellulosic material using our PSC technology, and then using our Brelsford and HFTA technologies to process that cellulosic material into fermentable sugars using an acid hydrolysis method and ferment the sugars into ethanol.
PSC technology
Municipal solid waste, also known as MSW, contains valuable resources if they can be recovered economically. Waste haulers often bring unsorted waste by truck to MRFs for sorting and removal of selected materials prior to disposal in sanitary landfills. To date, however, the amounts of materials recovered are relatively small, typically on the order of 20 percent of the total volume of waste.
Our PSC technology was developed at the University of Alabama, Huntsville. The University of Alabama, Huntsville granted an exclusive world-wide license to Bio-Products International, Inc., a company controlled by Dr. Michael Eley. Bio-Products licensed us the exclusive right to use this technology for the production of ethanol in the United States. Bio-Products also licensed the technology to World Waste Technologies for use in the production of paper, but not ethanol.
The PSC process separates curbside MSW into organic and inorganic materials using a patented and proprietary process, referred to as pressurized steam classification, which involves a unique combination of steam, pressure and agitation. The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave. In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:
•	Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 55 to 60 percent of the MSW and will be suitable for conversion to ethanol or other uses.

•
Separated recyclables (steel cans and other ferrous materials, aluminum cans, plastics, and glass), which we expect will represent about 25 percent of the MSW input and are sorted and can be sold to recyclers.

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 20 percent of the MSW input. We will not be able to recover any value in this residual waste. We will be required to deliver this waste to landfills, thereby reducing the tipping fees we are paid.
Although the PSC technology has not been independently tested, World Waste Technologies has used the PSC process to generate cellulosic material from MSW for the production of paper. In addition to having been used on a commercial scale, we believe that the PSC process represents a significant improvement over other autoclave technologies currently in use because of:
•	the relationship between agitation of the waste material, moisture, and the temperature and pressure of steam in the vessel;
•
the method of introduction of steam into the autoclave vessel, the pressure range, along with the method of full depressurization, and treatment of the steam being vented from the process to prevent air pollution;

•	the method of mixing the heat and steam with the waste uniformly throughout the vessel; and,
•	the direct and critical correlation between the length and diameter of the vessel, internal flighting and the total tonnage of waste to be processed for proper mixing and product yield.
In 2007, World Waste Technologies purchased the patent for the PSC technology and the license agreement between the University and Bio-Products from the University subject to a preexisting exclusive license granted by the University to Bio-Products and the sub-license granted to us by Bio-Products.
Initially, World Waste Technologies announced design and engineering issues with the technology that related to the size of motors required to operate the vessels in commercial conditions. We believe, however, that certain redesign efforts have resolved these issues by increasing the size of motors used to run the process.
Under our sublicense agreement with Bio-Products, we will be required to begin paying a monthly fee for technical services sixty days after we obtain funding to construct a full-scale plant. We are also required to pay royalties based on the tons of waste processed utilizing the technology as well as royalties based on the sales price of ethanol produced from the products of the PSC process. The license extends until the expiration date of the last patent issued to the patent owner covering the technology, which is expected to occur on October 23, 2021.
Under its license, Bio-Products is required to continue to make certain payments to World Waste Technologies to maintain exclusive rights to the technology. Our license agreement provides that if for any reason Bio-Products loses its’ exclusive rights to the process, we are entitled to use the PSC technology at no cost.
Nevertheless, if Bio-Products loses its exclusive rights, it is possible that World Waste Technologies will attempt to use the process to produce ethanol and other fuel products, thereby becoming one of our competitors. World Waste Technologies has publicly stated its intention to try to extend its license with Bio-Products to include the right to use the Bio-Products process in the production of ethanol. World Waste Technologies has a substantial amount of capital that it could use to develop this business. Based upon their public statements, World Waste Technologies is attempting to develop a gasification process to produce biofuels, but we do not have enough information to understand the viability of the technology they are developing.
World Waste Technologies filed suit against Bio-Products alleging it breached certain representations and warranties to World Waste Technologies in its license agreement for the production of paper granted by Bio-Products. This suit has subsequently been dismissed and to our knowledge has not been refiled.
On December 5, 2007, Bio-Products delivered a letter to SRS Energy alleging that we were in breach of the License Agreement. Although we believe we have been in compliance at all times with the License Agreement and that their allegations were unjustified and without merit, we responded to their allegations through an exchange of correspondence. In the course of that exchange, Bio-Products attempted to unilaterally terminate the License Agreement without any basis and in violation of the terms of the License Agreement. As such, we believe the purported termination had no legal effect.

After unsuccessfully attempting to resolve the issue, we filed suit in Missouri Circuit Court seeking damages against Bio-Products, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products, and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. In addition, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement. See Item 3 – Legal Proceedings, for more information.
Brelsford technology
Currently, the primary feedstocks for the existing ethanol industry are the sugars and starches found in plants, such as corn. Sugars and starch comprise only a small part of a plant. Most of the rest of a plant is cellulose. Moreover, cellulose is widely available and highly concentrated in waste that we pay to dispose of, such as MSW, green waste, saw dust and agricultural waste, which we sometimes refer to generally as biomass waste. The underutilization of biomass waste has driven decades of research into ethanol production from cellulose. Recent increases in the costs of fuels have caused the research to intensify in the past several years.
Nevertheless, several obstacles continue to prevent wide-spread commercialization of the process, including:
•	difficulties accelerating the hydrolysis reaction that breaks down cellulose fibers without consuming so much energy, which produces heat, that the process becomes uneconomical;
•	the high level of the acid concentration needed to hydrolyze cellulose; and
•	the disposal of the lignin byproduct.
We believe that the Brelsford process differs from currently used technology in a few key respects. First, the process uses a low pressure, high temperature oil to provide heat to drive the hydrolysis reaction rather than the high temperature steam used in other hydrolysis processes. This results in lower energy requirements for the Brelsford process. Second, the Brelsford process recovers heat and acid used in the first stage of its hydrolysis and reuses them in the second stage. Recycling heat and acid further reduces the energy requirements to run the process and lowers raw material costs.
The Brelsford technology is comprised of two double-tube heat-exchanger plug-flow-reactor systems, which are assembled in-series. It incorporates a three-step process that we believe is a cost-effective acid hydrolysis process. First, the process separates cellulosic feedstock, such as the cellulosic material generated by the PSC technology, into two main components: (1) cellulose and hemicellulose, which can be converted into sugars, and (2) lignin, which is the glue that holds the cellulosic building blocks together and is not dissolved in the process. Second, acid is introduced into the mixture, which breaks down the chemical bonds in the cellulose and hemicellulose and converts them primarily into hexose and pentose sugars and glucose, which are then fermented by yeast. Third, the fermented liquids are purified into ethanol and other useful end-products, and unhydrolyzed lignin residues, which cannot be used to make ethanol.
According to a review of the technology conducted by the National Institute of Science and Technology (NIST – Final Technical Evaluation Report No. 457), the “Brelsford process has a potential for achieving considerable economic savings in: (1) acid composition, (2) heat-energy supplied for cellulose hydrolysis and (3) process-energy for fuel ethanol production. These process and economic savings are likely to be partially off-set, by no more than one percent loss in total sugars yield.” We estimate the net effect may lead to a reduction in total capital and operating costs of roughly 30 percent compared to any other acid hydrolysis process of which we are aware.
The Brelsford technology may be suitable for processing a wide range of cellulosic materials such as soft and hardwood mill wastes, crop residues such as corn stover and wheat straw, as well as cellulosic residue from MSW.
HFTA Technology
During the course of our technology development we discovered an alternative to the above-described Brelsford process. This system uses a nitric acid hydrolysis process developed and patented at the University of California at Berkeley and licensed to HFTA, a company formed by the inventors of the technology and affiliated research scientists. This system is a two-stage process, the first stage being a dilute nitric acid hydrolysis step to produce C5 sugars from the hemicellulose fraction of the feedstock, and the second step being a higher-temperature, dilute nitric acid hydrolysis of the cellulose fraction of the feedstock to produce additional C6 sugars.

We believe this system may have several significant advantages over sulfuric acid based systems such as the Brelsford technology. Sulfuric acid under heat and pressure is corrosive to many metals. Consequently, equipment designed to use a sulfuric acid hydrolysis process must use higher-grade, more expensive alloys. Excess sulfuric acid from the process is removed by adding lime to the acid and sugar water solution, which creates gypsum. This gypsum, which must be removed from the sugar solution before fermentation, is not of high enough grade for commercial use, which means it must be disposed in a landfill. In addition, because the solubility of gypsum decreases with increasing temperatures it tends to coat the downstream fermentation equipment, requiring expensive and time consuming maintenance.
Nitric acid, on the other hand, is completely miscible with water, meaning that it creates a homogenous solution when mixed with water. As a result, small amounts are sufficient to catalyze the hydrolysis reaction. Nitric acid also passivates stainless steel, effectively forming a protective coating on them. This coating has been shown to provide corrosion protection at the operating temperatures, acid concentrations, and simulated abrasiveness of flowing process materials used in the HFTA process. The nitric acid solution is neutralized with ammonia, and the resulting ammonium nitrate can be sold as fertilizer, used to feed the yeast in the fermentation stage or converted into nitrogen and water using another proprietary process, allowing a substantial amount of the water used in the HFTA to be recycled. The process reduces the maintenance required for plant facilities compared to sulfuric acid-based systems, and is more environmentally friendly, as no insoluble solids are produced. The neutralization process eliminates lime systems, much of the waste-water treatment requirements, landfill services, gypsum scaling and contamination of the lignin boiler-fuel byproduct (with resultant sulfur emissions in boiler flue gas) when compared to the use of other acids.
Proving our Technologies
We have engaged Merrick & Company, an engineering firm in Denver, Colorado and Hazen Research, Inc., to evaluate our Brelsford and HFTA technologies. In particular, Merrick & Company is evaluating the thermo chemical reaction conditions of the Brelsford technology, using feedstock generated by the PSC technology and the chemical conversion processes that are unique to the HFTA technology. We will also test whether other cellulosic materials such as switch grass, corn stover and wood waste may be used as the feedstock for that process and we will use the HFTA equipment to test other chemical and biologic processes for hydrolyzing biomass. As part of the testing and evaluation, Merrick & Company is operating the HFTA equipment at the Hazen Research facility to complete these tests.
Simultaneous with operating the HFTA equipment, Merrick is refining its design for our demonstration unit. Upon completing the proof of concept tests being conducted with the HFTA equipment and obtaining sufficient financing, Merrick and Hazen will jointly construct and operate the demonstration unit at the Hazen Research facility in Golden, Colorado.
The primary purpose of using the HFTA equipment and the demonstration unit is to determine whether the HFTA technology and Brelsford technology operating either jointly or independently has the potential to produce ethanol at commercially viable costs and, if so, to obtain sufficient design basis information to commence designing a commercial plant using the technology. Determining whether our licensed technology is commercially viable for cellulosic ethanol production requires understanding two elements of costs, the operating costs to process waste to ethanol and the construction costs to build an operating plant. We anticipate developing a better understanding of both of these elements of costs as we work with Merrick.
Our present engagement of Merrick does not provide for testing of the PSC technology. We believe, however, that the deployment of the PSC technology on a commercial basis by World Waste Technologies demonstrates that the PSC technology can be commercialized. While World Waste Technologies initially encountered design problems with its plant, we believe many of the problems relate to the production of paper using the PSC technology (the purpose for which World Waste Technologies licensed the PSC technology) and we believe will not be implicated in the ethanol production process. Additionally, Dr. Eley subsequently implemented design changes to the rotating pressure vessel that he and World Waste Technologies have indicated resolved the initial problems encountered with respect to the use of PSC technology to separate cellulosic material from municipal waste.

Principal Products or Services and their Markets
If we determine that our licensed technologies are mutually reinforcing technologies and are commercially viable, and we are able to raise a significant amount of additional capital, we may be in a position to build and operate waste-to-ethanol plants and enter into long-term contracts with municipalities, solid waste haulers, and operators of landfills and materials recovery facilities to process a large portion of their waste stream into recyclable materials and cellulosic material. We believe we could then be in a position to convert the cellulosic component of the MSW into ethanol and sell the ethanol in selected markets. Although not currently our focus, our technologies may be able to produce ethanol from other sources of cellulosic material (e.g. wood waste, corn stover, and switch grass, among others) if the material can be acquired on sufficiently favorable terms and the Brelsford technology or the HFTA technology proves to be commercially viable for processing other forms of waste into ethanol.
Ethanol
We expect the primary product we will sell will be fuel-grade ethanol. Ethanol is ethyl alcohol (200-proof grain alcohol). When it is denatured with 5 percent gasoline, fuel-grade ethanol is created that can be used to enhance gasoline performance and reduce exhaust emissions as well as used directly as a gasoline alternative.
The U.S. market for ethanol is currently experiencing a surge in demand, having grown from 4.0 billion gallons in 2005 to approximately 6.1 billion gallons in 2007. We believe this demand is being driven by a number of factors including using ethanol as an oxygenate and a replacement for MTBE as a clean air additive, as an extender of fuel supplies, and as an alternative to gasoline. We believe that the ethanol market will continue to grow as a result of the following factors:
Continuing High Petroleum Prices
Demand for petroleum products has been growing faster than supply, which has been constrained by declining oil reserves and shortages of refining capacity. Fundamentally, the wholesale rack price of fuel-grade ethanol as a fuel alternative is driven by the price of gasoline, and as long as gasoline prices remain high, we expect the demand for ethanol will be strong.
Expanding Infrastructure to use Ethanol as a Gasoline Alternative
Ethanol can be blended with small amounts of gasoline in an 85-15 percent mix, referred to as E85, and used as an alternative to gasoline. Vehicles must be specially equipped to use E85 and there must be adequate service stations with the capacity to dispense E85. About six million U.S. vehicles are so equipped, but less than one thousand service stations offer E85. Many initiatives are being considered to dramatically increase the number of service stations offering E85 and this may increase the usage of E85 as long as it remains price competitive with gasoline.
Government Regulations
Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE, a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol is replacing MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen that contaminates ground water. It has already been banned in California, New York, Illinois and 16 other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out completely under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and fuel extender to rise. A blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for RFG, which is mandated in most urban areas. At this time, we are unaware of any economically feasible substitutes for MTBE other than ethanol. Regional demand is also being created by the requirement to use RFG in non-attainment areas under the federal Clean Air Act. In addition, the federal Energy Policy Act of 2007 sets a minimum use (with certain safeguards) of ethanol and biodiesel, rising to 36 billion gallons per year by 2022, with at least 20 billion gallons of that production coming from cellulosic ethanol.

MSW Processing Services
We believe that the opportunity to help communities, haulers and landfill managers reduce the amount of material transported and deposited in landfills is large and growing. The Resource Conservation and Recovery Act of 1991, referred to as RCRA, requires landfills to install expensive liners and other equipment to control leaching toxics. Due to the increased costs and expertise required to manage landfills under RCRA, many small, local landfills have closed during the 1990’s. Larger regional landfills were built requiring increased transportation costs for the waste haulers. As a result, landfill space is increasingly scarce and disposal costs have been increasing.
Currently, landfill operators charge a tipping fee to deliver municipal solid waste to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility. Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location.
Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $10 per ton in some central parts of the country to over $70 per ton in the Northeast and some parts of the Southeast. The availability of tipping fees at favorable rates will be a key component of our business.
Recyclable Byproducts
We anticipate that our process will generate other recyclable byproducts from the processing of MSW, such as aluminum and other metals. We believe the PSC technology will produce scrap aluminum, tin, steel, glass and plastic (typically amounting 20 to 25 percent of the total waste stream). The markets for these recovered products are volatile and subject to rapid and unpredictable changes making it impossible at this time to provide estimated per ton cost to revenue information.
Limited opportunities also exist for selling the insoluble materials, primarily lignin, left after the sugars are filtered out through the Brelsford technology as these materials can be pressed into a cake and further processed into a boiler fuel, which can be gasified or co-fired with coal. As ethanol production volumes increase and this type of residual fuel becomes more widely accepted, a more robust market for this byproduct may develop, but pricing will depend heavily on proximity to potential users and prices of other fuels available.
Distribution Methods of the Products or Services
We anticipate utilizing existing distribution channels to sell the ethanol that we produce. Depending on plant location, the preferred purchasers may be blenders, wholesalers or municipal and commercial fleet operators. When possible and appropriate, we will seek long-term ethanol purchase agreements in order to reduce price volatility and risks. This will require extensive and systematic marketing in order to find fleet operators or other entities willing to enter into these kinds of contracts in order to meet environmental or price stability objectives. Because of these challenges, we may not be able to execute a significant number of longer-term fuel off-take purchase agreements.
Competition
We will be a very small player in the huge market for transportation fuels and will compete directly and indirectly with a large number of well-established and better funded firms. In addition, demand for our product will be affected by competition with traditional petroleum products, primarily gasoline and diesel, other alternative energy products such so bio-diesel, and other ethanol producers. We will also experience significant competition from ethanol importers.

Petroleum products
Petroleum products, because of their dominant market position, largely determine the market price for transportation fuels. The general expectation is that declining oil reserves, increasing demand from emerging economies like China and India, together with political instability in many oil producing countries are likely to provide continuing upward pressures on future oil prices. Nonetheless, it is instructive to note that the major oil companies reportedly use benchmark prices in the range of $30-40 per barrel in evaluating investment projects. If prices fall to these levels, even temporarily, because of global recession or other reasons, conventional petroleum products will put extreme downward pressure on alternative fuel producers.
Bio-Diesel and competing alternative energy products
Within the alternative energy sector, our cellulosic ethanol will compete with a variety of other technologies in producing transportation and other fuels. At a user level, ethanol is facing increasing competition from biodiesel, which is currently experiencing an advantage because of adverse publicity about the low net energy balance from corn ethanol. This is being exacerbated by the impact that the dramatic growth in corn ethanol has had on corn prices. As improved technologies permit diesel engines to meet the new strict U.S. emissions standards, Americans may begin to follow the European lead in turning to diesel as the preferred transportation fuel.
Ethanol from sugars and starches
Currently, worldwide ethanol production uses agricultural products almost exclusively for its feedstock. In the United States, ethanol is derived primarily from corn, while elsewhere ethanol is produced primarily from sugar cane and sugar beets. As of January 2007, approximately 110 ethanol production facilities were operating in the United States located predominately in the corn belt in the Midwest with a combined annual production capacity of 5.4 billion gallons of ethanol. At June 1, 2007, there were more than 75 additional corn ethanol plants under construction or being expanded that, when completed, are anticipated to double the current production capacity in the United States. By the end of 2007, production capacity in the United States had increased to 6.1 billion gallons per year.
Corn ethanol plants operate in two basic ways, wet and dry milling processes. Wet milling produces more valuable by-products from the ethanol production process. However, wet mill plants cost substantially more to build and have higher operating costs than dry mill processing plants, and hence, are usually much bigger than dry mill plants in order to achieve economies of scale.
Unlike ethanol production from MSW, traditional ethanol production techniques from agricultural feedstocks are mature and well entrenched in the marketplace. In the recent past, well-funded national and international corporations have built wet mill ethanol plants in the United States to produce ethanol from corn. Currently, Archer-Daniels-Midland Company accounts for approximately 20% of all domestic ethanol production capacity in the United States with more than 1 billion gallons of production under its control. Its larger plants are wet milling, as opposed to dry milling, and each plant has the capacity to produce as much as 150 to 300 million gallons of ethanol per year. These large plants have cost advantages and economies of scale that provide significant competitive advantages over alternative ways of producing ethanol.
Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building ethanol plants in participating Caribbean Basin countries, such as El Salvador, which would produce fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. For instance, currently, the cost of producing ethanol in Brazil is about $0.60 per gallon, more than a dollar per gallon cheaper than the average cost of producing corn ethanol in the United States.
Cellulosic Ethanol
Today there are few companies and no commercial production infrastructure built to produce ethanol from cellulosic feedstocks, but a large amount of research and development is being conducted in these areas. Pilot plants are being built using alternative technologies and at least one full scale production plant is under construction.

On February 20, 2007, the United States Department of Energy announced $385 million in grant funding to six cellulosic ethanol plants. This grant funding accounts for 40% of the investment costs. The remaining 60% comes from the promoters of those facilities. We will likely face especially intense competition from several pioneers in the cellulosic ethanol industry who will be gaining from early government support for some large pilot projects from these grants.
The grants, ranging from $33 million to $80 million, went to Abengoa Bioenergy, ALICO, Inc., BlueFire Ethanol, Broin Companies, Iogen Biorefinery Partners, and Range Fuels. These companies are pursuing projects ranging from 11 million to 125 million gallons per year in capacity using a variety of enzymatic, acid hydrolysis and gasification technologies. We do not believe that these competitive processes have been demonstrated commercially, but any that are successful will have a substantial “first-mover” advantage over our company, even though we believe none currently intend to use MSW as feedstock.
Enzymatic Conversion
Various enzyme companies have contributed significant technological breakthroughs in cellulosic ethanol. Iogen Corporation is a Canadian producer of enzymes. They promote an enzymatic-hydrolysis process that uses specially engineered enzymes. Another Canadian company, SunOpta Inc. markets a patented technology known as “Steam Explosion” to pre-treat cellulosic biomass, overcoming its recalcitrance and making the cellulose and hemicellulose accessible to enzymes for conversion into fermentable sugars. SunOpta designs and engineers cellulosic ethanol biorefineries and its process technologies and equipment are in use in the first three commercial demonstration scale plants in the world: Celunol Corporation’s facility in Jennings, Louisiana, Abengoa’s facility in Salamanca, Spain, and a facility in China owned by China Resources Alcohol Corporation (CRAC). The CRAC facility is currently producing cellulosic ethanol from local corn stover on a 24-hour a day basis utilizing SunOpta’s process and technology. Genencor and Novozymes are two other companies that have received United States government Department of Energy funding for research into reducing the cost of cellulase, the key enzyme in the production of cellulosic ethanol by enzymatic hydrolysis.
Other enzyme companies, such as Dyadic International, Inc., are developing genetically engineered fungi that would produce large volumes of cellulase, xylanase and hemicellulase enzymes. These enzymes can be utilized to convert agricultural residues, such as corn stover, distiller grains, wheat straw and sugar cane bagasse, and energy crops, such as switch grass, into fermentable sugars, which may be used to produce cellulosic ethanol.
Acid Hydrolysis
Currently, there are no operating commercial plants in the United States using acid hydrolysis to produce ethanol. BlueFire Ethanol, however, recently announced plans to build an operating plant in Sacramento, California to produce ethanol using their concentrated acid hydrolysis process. BlueFire licenses technology from Arkenol, Inc. that enables widely available cellulosic materials, or more commonly, biomass, to be converted into sugar.
Biomass feedstocks that can be used in the Arkenol process include:
•	agricultural residues (straws, corn stalks and cobs, bagasse, cotton gin trash, palm oil wastes, etc.),
•	crops grown specifically for their biomass (grasses, sweet sorghum, fast growing trees, etc.),
•	paper (recycled newspaper, paper mill sludge’s, sorted municipal solid waste, etc.),
•	wood wastes (prunings, wood chips, sawdust, etc.), and
•	green wastes (leaves, grass clippings, vegetable and fruit wastes, etc.).
Arkenol has constructed and operated a pilot plant near its Southern California offices for roughly five years. Since 2003, the technology has been successfully used by an unrelated corporation to produce ethanol for the Japanese transportation fuel market.

The Arkenol process varies from our processes in two key ways. First, Arkenol’s technology utilizes a concentrated acid solution to hydrolyze cellulosic material in a high temperature environment. The Brelsford process uses a more dilute acid concentration at milder temperatures, which we anticipate will make our process less costly and more energy efficient. Second, to use municipal waste as a feedstock, BlueFire is required to hand separate the components of the municipal solid waste they receive. In other words, all the noncellulosic materials are removed by hand. This is a time-consuming and costly process and it increases the risk of contaminating the hydrolysis process and reducing efficiency when municipal solid waste is used as feedstock in BlueFire’s technology. Because our PSC technology converts municipal solid waste to cellulosic feedstock via thermodynamic and chemical processes and does not require separation of noncellulosic materials by hand, we anticipate that our process will be less expensive and more efficient than the process used by BlueFire.
In addition, a number of other companies are developing and testing a variety of innovative technologies and some of these are likely to emerge as serious competitors.
Imports
Imports of fuel ethanol from foreign sources, principally Brazil, do affect overall supply and pricing. Total foreign imports in 2006 were estimated to amount to between 210 and 230 million gallons, or approximately 5 percent of total current U.S. production. At price levels reached in the second quarter of 2006, prices of imported ethanol, including transportation costs, tariff and taxes, were competitive with domestically produced ethanol. As a result, world market forces are likely to provide a restraining influence on future fuel ethanol price increases.
Sources and Availability of Raw Materials
The emergence of technologies to convert municipal waste to energy is opening new opportunities. What was once perhaps the greatest sanitation and health challenge for communities may now become an economic and environmental asset. Instead of adding to landfills already nearing capacity limits, converting MSW to ethanol can provide one of the building blocks to a more sustainable energy future.
American people produce more than 245 million tons of MSW annually. Only about 20 percent of this waste is currently recovered and recycled. We estimate that an additional 50 to 60 percent could potentially be recovered, with roughly two-thirds of that in the form of cellulosic material that could serve as feedstock for conversion to ethanol. Currently, very little of this cellulosic material is being recovered from mixed waste streams. However, as various waste processing and cellulosic ethanol technologies are refined, competition for this future resource will intensify. As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.
In addition to our exclusive license to use the Brelsford technology to produce ethanol from MSW and other waste, we have a non-exclusive license to produce ethanol from any other cellulosic materials. We are, therefore, also potentially interested in pursuing projects using other forms of cellulosic feedstock. The most important potential source of feedstock for us other than MSW is likely to be agricultural wastes, especially corn stover and wheat straw, but including a tremendous variety of other wastes such as grass seed straw, sugar cane bagasse, seed hulls, trimmings, and the like. There are, however, serious practical limits on the amounts of these materials that will be commercially feasible. Part of the problem is that some of the biomass has to be plowed back into the soil to maintain fertility. More importantly, it is expensive to collect and transport these types of relatively low density materials. As just one example, the Oregon Wheat League estimates the collection cost for straw between $25 and $35 per ton. Unless these collection and transportation costs can be reduced significantly, it is unlikely that agricultural wastes will be competitive with MSW as feedstock for our projects except in very specific situations.
Over time, it is likely that purpose grown crops, such as switch or miscanthus grass or fast growing trees, such as poplar, will become a preferred source of cellulosic material for ethanol production. Until the technologies are perfected and the plants built for converting them to ethanol we anticipate that farmers will be reluctant to take the risk of shifting their cropping pattern. Similarly, we believe that the economic incentive to build these plants will be limited until there are adequate feedstock supplies.

In the interim, it is possible that we could use forestry residues as a feedstock source. The total forestland in the United States is about 750 million acres, representing roughly one-third of the nation’s total land area. About 178 million metric tons of woody residue and wood waste are generated annually from timber harvesting, with 86 million metric tons being unused and deemed available for recovery. There is also considerable latitude for improving the efficiency of the current energy recovery processes through better combustion and gasification technologies, which might free up substantial additional amounts of forestry wastes at the plant site. As a result, there might be opportunities for us to develop facilities using the Brelsford technology and co-locate them with existing forest products processing plants as long as we could secure long-term feedstock supply agreements on favorable terms.
Customers
Because of the size and commodity nature of the ethanol market, we are unlikely to become dependent on a few major customers until we enter into specific, long-term product off-take agreements. At that point, once the off-take agreements have been finalized, we will be locked into the terms of those contracts. The advantage of this approach, however, is that it avoids the likely price fluctuations of the ethanol spot and futures market, which is driven largely by the overall market for petroleum products. This market can be highly volatile, so the benefits of price stability are likely to outweigh the potential advantage of being able to realize higher prices on the spot market at various times in the business cycle. Nonetheless, we will always have the option of selling in the spot or futures market if it appears advantageous to do so rather than enter into long-term off-take agreements.
Intellectual Property License Terms
PSC technology
On August 17, 2005, SRS Energy entered into a U.S. Technology License Agreement with Bio-Products giving SRS Energy exclusive rights to use the PSC technology to process municipal solid waste into a cellulosic biomass product for use as the feedstock for conversion into fuel grade ethanol. The technology was developed by the University of Alabama Huntsville for improved separation, recovery and recycling of components of waste materials and for chemical and/or biological conversion of cellulosic materials to fuels and chemicals.
The company’s license dated August 17, 2005 with Bio-Products is for a period of twenty years. Our Bio-Products process royalty is $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. We will also owe a by-product royalty of 2.5 percent of the gross sales price in excess of ten dollars per ton obtained from the sale of recyclable byproducts, excluding the cellulosic biomass. Bio-Products will also be paid a monthly fee for Technical Services for each facility to be constructed and operated which initially will be $10,000 per month and will increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee continues until construction of the facility is completed.
We are required to begin ordering equipment from BioProducts for our pilot plant within one year after the date that we obtain final construction permits for our pilot plant or by August 17, 2008, whichever occurs first. We also must begin permitting, design and site selection of our commercial plant within two years from the date the pilot plant begins operating. If we do not meet these obligations or any of our payment obligations, Bio-Products may terminate our license on thirty days’ notice.
On March 8, 2007 we granted a restricted license to a company affiliated with the founder of Bio-Products for up to five sites and we get a royalty of $0.25 for every ton of MSW processed at any of those site.
Brelsford Technology
On April 1, 2005, SRS Energy entered into a U.S. Technology License Agreement with Brelsford giving SRS Energy exclusive rights to use the Brelsford technology as it relates to processing municipal solid waste and green waste to ethanol. Although this license is exclusive only with respect to the production of ethanol in the United States, we also have non-exclusive rights to use other biomass such as sugar cane bagasse, switch grass and other fast-growing plants, and forestry products and wastes to produce ethanol, and a right of first refusal to extend our license to Canada.

Under the terms of the license, we paid an initial fee of $50,000 and pay a minimum annual fee of $15,000 and a project fee of $30,000 for each annual project that commences manufacture of a plant. On August 30, 2007, we paid the first annual project fee in the amount of $30,000 to Brelsford and Brelsford simultaneously acknowledged that we have met all requirements to maintain the exclusivity in our license. In addition, we will pay a royalty fee equal to 4 percent of net sales resulting from use of the licensed product. Brelsford may terminate our license agreement on sixty days’ notice if we fail to make any payment due under our license agreement.
HFTA Technology
We have entered into an agreement for an exclusive worldwide license to use the HFTA technology for the production of ethanol from MSW. The terms set out in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee in the amount of $150,000 on September 1, 2009 if we are using the technology at that time. Additionally, upon executing the license agreement, we deposited 2,887,687 shares of our common stock into an escrow account. The shares held in escrow will be released to HFTA as follows: one-third upon completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. In addition, we are required to pay a process royalty of 4% of the sales price of ethanol less taxes and applicable fees if the sales price is in excess of $1.50 per gallon, 3% of the sales price if it is between $1.50 and $1.30 per gallon, and 2% of the sales price if it is less than $1.30 per gallon. We are also required to pay certain minimum royalties, less the amount of any process royalties paid, commencing in the calendar year ending December 31, 2010 and in subsequent years as follows: (i) 2010 — $25,000; (ii) 2011 — $25,000; (iii) 2012 — $60,000; (iv) increasing by $20,000 per year for each year thereafter until it reaches $120,000 per year; and (v) $120,000 per year thereafter.
Government Approvals
The Company is not subject to any government approvals or oversight for its current operations other than normal corporate governance and taxes. Once we begin developing our own commercial production facilities, however, we will be subject to multiple federal, state, and local environmental laws and regulations, such as those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the employee health and safety. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits often require expensive pollution control equipment of operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. Additionally, we will be required to test that the ethanol we produce meets certain quality and consistency standards for it to be saleable.
Governmental Regulation and Industry Standards for Fuel Grade Ethanol
Gasoline and gasoline/ethanol blends are subject to a variety of federal and state regulations. These include Federal Trade Commission octane posting requirements and Environmental Protection Agency Phase II volatility regulations. In carbon monoxide non attainment areas, these fuels are subject to minimum and/or average oxygen content requirements. Gasoline sold in certain ozone non-attainment areas are required to be reformulated including, among other things, meeting an average oxygen content and maintaining stricter controls over volatile organic compounds and nitrous oxide in gasoline or gasoline blends.
In addition many states place additional requirements on fuels including such items as restrictions on Reid Vapor Pressure, distillation characteristics, and in some cases a minimum octane requirement for fuels designated as Super or Premium grades.
Because of the wide-variety of standards applicable to fuels, the refining industry has developed standards set forth in ASTM 4814 published by the American Society for Testing and Standards that are designed to ensure that fuels will perform in as wide a range of consumers vehicles as possible. The ATSM standards and specifications are voluntary compliance standards, however, some states have adopted all, or a portion of, ASTM 4814 into law, making adherence mandatory. Compliance with these standards will be necessary in order for blenders to purchase the ethanol we produce.

The American Society for Testing and Standards also publishes the industry standards for fuel grade ethanol in ASTM D 4806. The standard includes the volume requirements or limitations for various components of ethanol in order for the ethanol to be considered fuel grade. In addition the federal government has placed limitations on the amount of sulfur (30 ppm) that can be included in denatured ethanol used in gasoline. The State of California has further restricted the amount of sulfur that can be included in denatured ethanol as well as placing additional limitations on other compounds found in ethanol. As the ethanol industry develops, we anticipate additional governmental regulations with respect to the composition of fuel grade ethanol will be adopted.
We cannot assure that if we ever are able to produce ethanol on a commercial scale that the ethanol we produce will meet the governmental and industry standards to be considered fuel grade ethanol.
Environmental Laws
The Company will be subject to extensive air, water and other environmental regulations and we will have to obtain a number of environmental permits to construct and operate our plants such as air pollution and construction permits, pollutant discharge permits, storm water discharge permits, water withdrawal permits, and alcohol fuel producers’ permits. In addition, we may have to complete spill prevention control and countermeasures plans.
The production facilities that we will build are subject to oversight activities by federal, state and local regulatory agencies. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state and local environmental administrators. Federal, state and local rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the areas arising from possible foul smells or other air or water discharges from the plant. We do not know the potential cost of these requirements or potential claims.
Employees
The Company currently has three full-time employees, its Chief Executive Officer, Edward P. Hennessey, Jr., its General Counsel, Michael Kime, and its Chief Financial Officer, Thomas Jennewein.
Access to SEC Filings
Interested readers can access, free of charge, all of our filings with the SEC and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations/SEC Filings section of our website at www.cleantechbiofuels.net as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We will also provide a copy of these documents, free of charge, to any stockholder upon written request addressed to: CleanTech Biofuels, Inc., 7386 Pershing Ave, University City, MO 63130.
ITEM 2. Description of Property
We currently lease 1,800 square feet of office space in St. Louis, Missouri. The lease is for a term of three years and has a monthly lease payment of $1,800, plus utilities. We took possession of the leased space in January, 2008.
ITEM 3. Legal Proceedings
RAM Resources, LLC v. Supercritical Recovery Systems, Inc. On July 11, 2005, RAM Resources, LLC filed suit against Supercritical Recovery Systems (the former parent company of SRS Energy, Inc.) alleging breach of a Letter Agreement dated May 11, 2003 as amended between RAM Resources LLC and Supercritical Recovery Services. We were not named in the suit by RAM Resources LLC. However, RAM Resources LLC alleged that it had certain rights to be issued additional shares of the common stock of SRS Energy, our wholly-owned operating subsidiary.
We settled all claims of RAM Resources LLC against us and any of our predecessors arising from the Letter Agreement under a global Settlement and Release Agreement dated August 29, 2007. Pursuant to that agreement, RAM Resources LLC obtained the right to acquire an aggregate of 1,923,495 of our common stock at a price of $0.13 per share. The Warrant is exercisable during a two year term that started on August 29, 2007 and ends on August 29, 2009. RAM Resources LLC agreed to terminate the Letter Agreement and release all claims to acquire any shares of our stock.

CleanTech Biofuels, Inc. v. Bioproducts International, Inc. On January 9, 2008, CleanTech Biofuels, Inc. and our wholly-owned subsidiary, SRS Energy, Inc. (“SRS Energy”), filed suit in Missouri Circuit Court seeking damages against Bio-Products, the licensor of our PSC technology, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products (“CES”), and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies, and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products.
In addition, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005 (the “License Agreement”). We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement.
In 2005, Bio-Products and SRS Energy entered into the License Agreement whereby SRS Energy became the exclusive licensee in the United States to the PSC technology, a pressurized steam classification process designed to clean and separate municipal solid waste into its component parts, when the cellulosic material derived from the process is used in the production of ethanol. Thereafter, the founders of Bio-Products formed CES and licensed to CES the right to use the PSC technology for all energy products other than ethanol. We believe that CES and Bio-Products have been under common control since the formation of CES.
Since forming CES, Bio-Products and CES made numerous requests to sublicense or otherwise acquire our rights to use the PSC technology to produce ethanol in the United States. We denied each of those requests. In March 2007, however, we agreed to sublicense the PSC technology to Bio-Products for ethanol production at five sites within the United States, in reliance on numerous representations by Bio-Products that the sublicense would be used to settle anticipated litigation between Bio-Products and one of its other licensees.
The terms of the sublicense specifically prohibit Bio-Products from being the owner/operator of any of those five sites. We now suspect that Bio-Products never used the sublicense to settle the anticipated litigation, but rather assigned the rights to CES, which we believe to be an affiliate of Bio-Products, and is attempting to exploit those rights through CES in contravention of the express terms of the sublicense and additional written representations to SRS Energy. As a result, we are seeking to have the sublicense declared void and to terminate any and all rights under the sublicense of CES, Bio-Products and/or any other parties to whom they may have assigned rights under that agreement in our state court petition.
On December 5, 2007, Bio-Products delivered a letter to SRS Energy alleging that we were in breach of the License Agreement for failure to “begin the facility permitting, facility and equipment design, equipment selection and engineering for the proof of concept validation demonstration plant” within one year from the date of the License Agreement. Although we believe we have been in compliance at all times with the License Agreement and that their allegations were unjustified and without merit, we delivered a response on December 20, 2007, which was within the 30 day cure period set forth in the License Agreement, in which we provided ample evidence to Bio-Products that we believe demonstrated our full compliance with the terms of the License Agreement. Notwithstanding our response, we received a letter from Bio-Products on December 31, 2007, in which Bio-Products attempted to unilaterally terminate the License Agreement without any basis and in violation of the terms of the License Agreement. As such, we believe the purported termination had no legal effect and may have been an attempt to extort from us a sublicense of the PSC technology to Bio-Products or CES after we rejected their prior attempts to secure such a sublicense.
On January 4, 2008, we responded to Bio-Products to again provide what we believe is conclusive evidence of our compliance with the terms of the License Agreement and demanded that Bio-Products immediately withdraw its purported termination of the License Agreement. As of January 9, 2008, Bio-Products had not responded to our demand. As a result, on January 9, 2008, we filed our lawsuit and demand for arbitration described above.

We strongly believe that the purported termination of our License Agreement by Bio-Products is fraudulent and that there is no basis whatsoever for such termination. As a result, we believe our rights to the PSC technology are unaffected by the purported termination. In addition, under the terms of the License Agreement, our rights to the PSC technology remain in full force and effect until the conclusion of the arbitration. We intend to vigorously defend our rights and seek any and all recourse available to us to recover all damages resulting from the acts of Bio-Products, CES and certain of their officers and shareholders.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
PART II
ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Our common stock was listed on the Pink Sheets under the symbol “CLTH.PK.” On March 13, 2008 we became listed on the OTCBB under “CLTH.” The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as quoted by the Pink Sheets:

	Price Range of
	Common Stock (1)
Fiscal Year	High	Low
Year Ended December 31, 2006
First Quarter	$0.80	$0.40
Second Quarter	$2.00	$0.70
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.80	$0.30

Year Ended December 31, 2007
First Quarter	$2.00	$0.65
Second Quarter	$1.01	$0.65
Third Quarter	$1.00	$0.15
Fourth Quarter	$0.55	$0.25

(1)	all periods presented are adjusted for the 100 to 1 reverse stock split that occurred on February 21, 2007
On March 25, 2008, the closing price of our common stock, as quoted on the OTCBB, was $0.90 per share. As of March 28, 2008, we had approximately 129 stockholders of record.
We had no equity compensation plans as of December 31, 2006. In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors on April 16, 2007 and approved by the SRS Energy shareholders on April 16, 2007.

Equity Compensation Plan Information

Number of Securities
	Number of securities to be		Remaining Available for
	issued upon Exercise of	Weighted-Average	Future Issuance Under Equity
	Outstanding Warrants and	Exercise Price of	Compensation Plans
	Rights and Number of	Outstanding Options,	(excluding securities
Plan Category	Shares of Restricted Stock	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	5,810,000(1)	$0.15	1,190,000

Equity compensation plans not approved by security holders	—	—	—

(1)	includes 1,200,000 options to be issued to our chief executive officer upon commissioning of our pilot plant
Dividend Policy
We have no material operating history and therefore have had no earnings to distribute to stockholders. Even though we have recommenced operations, we do not anticipate paying any cash dividends in the foreseeable future. Rather, we currently intend to retain our earnings, if any, and reinvest them in the development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors may deem relevant.
Recent Sales of Unregistered Securities
On April 16, 2007, SRS Energy, Inc., currently our wholly-owned subsidiary, completed a $1,400,000 private placement of Series A Convertible Debentures to a group of accredited investors with each debenture being convertible into shares of common stock at an initial conversion ratio of $0.15 per share. The private placement was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.
On May 24, 2007, holders of certain convertible notes originally issued in 2003 and 2004 by Long Road Entertainment, our predecessor, converted their notes at $0.01 per share of common stock pursuant to the terms of the notes. As a result, we issued 9,366,800 shares of our common stock in the aggregate to the following holders of the convertible notes:

Holder	Number of Shares
Brite Star Associates, Inc.	1,777,867
Two Shamrocks, Inc.	1,600,000
Fountain Consulting, Inc.	1,482,000
St Ives Consulting, Inc.	1,368,000
STL Capital Holdings, Inc.	1,638,933
Deluth Venture Capital Partners	1,500,000
The noteholders acquired the notes in April 2007 from Robert Stinson, the former founder and controlling stockholder of our company, a company affiliated with Mr. Stinson, and a consulting company that acted as an advisor to our company in 2004, but was not an affiliate of our company. The issuance was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.

On May 31, 2007, we consummated our acquisition of SRS Energy, Inc. through the merger of SRS Acquisition Sub, our wholly-owned subsidiary, with and into SRS Energy. In connection therewith, we issued a total of 38,623,780 shares of our common stock to the former shareholders of SRS Energy, a warrant to William Meyer to acquire 1,923,495 shares of our common stock at a price of $0.13 per share and assumed the Series A Convertible Debentures previously issued by SRS Energy, as consideration for the acquisition for all of the outstanding shares of SRS Energy. The warrant is exercisable at any time up until August 31, 2009, when it expires. The issuances were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.
On August 21, 2007 and August 31, 2007, we awarded stock options to our (i) executive officers representing the right to acquire in the aggregate 3,850,000 shares of our common stock, and (ii) directors, other than Mr. Hennessey, representing the right to acquire in the aggregate 160,000 shares of our common stock. All of these stock options have an exercise price of $0.15 per share. On August 21, 2007, we also issued to our directors, other than Mr. Hennessey, 600,000 restricted shares of our common stock in the aggregate at a price of $0.15 per share. The award of stock options and the issuance of restricted stock to our executive officers and directors were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act. We account for the grants of stock options and restricted stock in accordance with FASB 123R.
On August 30, 2007, we issued a warrant to RAM Resources, L.L.C. to purchase 1,923,495 shares of our common stock at a price of $0.13 per share. The warrant is exercisable at any time in the two years since its issuance. The warrant was issued as consideration for the full and unconditional release of the Company from any and all claims of RAM Resources, L.L.C, relating to rights to acquire shares of our common stock. The issuance was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act. The fair value of this warrant is recorded in the financial statements as of December 31, 2007.
ITEM 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.
Plan of Operation
In March 2007 we acquired SRS Energy as an operating subsidiary. Our predecessor-in-interest, Long Road Entertainment, Inc. was formed to be a holding company for operating companies engaged in the entertainment industry. Long Road Entertainment raised a small amount of capital and had limited operations. In 2005 Long Road Entertainment became dormant and did not engage in any material operating activities until acquiring SRS Energy through the merger of its wholly-owned subsidiary with SRS Energy. Prior to the merger, SRS Energy’s activities consisted primarily of investigating and obtaining licenses to its technologies.
Our plan of operation is focused on the commercialization of our technologies in three phases: proof of concept/demonstration, commercialization, and replication and rollout. Over the next 12 months, we expect to complete the proof of concept/demonstration phase and commence the commercialization phase as follows:
Proof of Concept/Demonstration Phase
•	conduct testing and evaluation with Merrick & Company of our technology’s ability to process cellulosic material generated by the PSC process (and other sources) into fermentable sugars;
•	build and operate a demonstration plant using our technologies;

•	evaluate the performance of the demonstration plant and identify required improvements to implement the technologies in a commercial setting; and
•	begin design of a small commercial plant.
We believe that our anticipated activities during the testing phase will cost between $450,000 and $550,000 and will be completed in six to nine months. For the year ended December 31, 2007, we incurred approximately $104,000 in costs to Merrick & Company for engineering, design and consulting services. We anticipate that completing proof of concept tests being conducted via the HFTA equipment will use substantially all of our currently available funds.
After we complete our proof of concept, our plan over the remainder of the next 12 months is to commence the following steps of the demonstration stage and commence the commercialization phase:
Commercialization Phase
•
identify and evaluate sites with advantageous feedstock supplies and transportation logistics in areas that facilitate the prompt granting of development and environmental permits for first small-scale commercial demonstration plant;

•
negotiate co-location rights from the operator of a MRF or landfill for construction of the small-scale commercial demonstration plant in order to realize cost savings from utilizing common infrastructure and operating savings from proximity to feedstock, landfill capacity and transportation;

•	identify and qualify contractors and subcontractors to construct a small-scale commercial demonstration plant;
•	negotiate feedstock supply and product off-take contracts;
•	secure funding for the construction of the small-scale demonstration plant; and
•	begin permitting and pre-construction activities for a small-scale commercial demonstration plant.
We intend to commence the replication and rollout phase of our plan of operation if and when we successfully operate the first commercial plant. Prior to commencing this third phase of our plan of operation, we will require a significant amount of capital.
As a result of the limited operating history of our company and SRS Energy, prior years’ financial statements provide little information and virtually no guidance as to our future performance. Moreover, we do not anticipate generating any revenue for the foreseeable future. In order to finance our business beyond the proof of concept/demonstration phase, we will be required to raise additional capital. Management plans to secure additional funds through government grants, project financings and through future sales of the Company’s common stock, preferred stock or debentures, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.
Results of Operations
For accounting purposes, we treated our acquisition of SRS Energy as a recapitalization of our company. As a result, we treat the historical financial information of SRS Energy as our historical financial information. Prior to the merger, SRS Energy did not pay salary to Ed Hennessey or any other persons. All of the indebtedness of SRS Energy outstanding at the time of the merger from its operations was paid from the closing proceeds of the sale of the Series A Convertible Debentures.

The following table sets forth the amounts of expenses and percentages of total expenses represented by certain items reflected in our consolidated statements of operations for the years ended December 31, 2007 and 2006:

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
Costs and expenses:
General and administrative	$476,937	54.5%	$16,496	21.3%
Professional fees	279,814	32.0%	47,078	60.7%
Research and development	118,230	13.5%	14,000	18.0%

	874,981		77,574

Other expense (income):
Interest	64,029		2,439
Amortization of technology license	20,000		—
Deposit forfeiture	—		(25,000)
Interest income	(21,405)		—

Net loss applicable to common stockholders	$937,605		$55,013

Year ended December 31, 2007 compared to the year ended December 31, 2006
Costs and expenses:
General and administrative – The increase in 2007 is due primarily to marketing expenses, recording the fair value of the RAM warrant settlement and salary paid to our Chief Executive Officer commencing in April 2007.
Professional fees – The increase in 2007 is due to increased costs incurred for legal, consulting and accounting fees related to the private placement of the Series A Convertible Debentures, the reverse merger and an increase in general business activities.
Research and development – The increase in 2007 is due to payments made to Merrick & Company as commencement of our proof of concept/demonstration phase began during the third quarter 2007. The expense in 2006 was paid to Merrick & Company for costs associated with initial consultation regarding entering into an agreement to use Merrick & Company to test, evaluate, design and construct a pilot scale system of our technologies.
Other expense (income):
Interest expense – The increase in 2007 is due to the issuance in April 2007 of the Series A Convertible Debentures, which accrue interest at 6.0% per annum. Interest on the debentures in 2007 is approximately $60,000.
Amortization of technology license – As the proof of concept/demonstration phase began during the third quarter 2007 we have begun to amortize the technology license fees previously capitalized.
Deposit forfeiture – The forfeiture was a nonrefundable deposit in the amount of $25,000 paid to us with respect to our negotiation of a potential transaction. After the negotiation period lapsed, we retained the deposit.
Interest income – The income in 2007 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures.

Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products.
On April 16, 2007, we completed a $1.4 million private placement of Series A Convertible Debentures to a group of accredited investors with each debenture being convertible into shares of our common stock at a conversion ratio of $0.15 per share. The proceeds from the private placement consisted of $950,000 in cash and $450,000 aggregate principal amount of short-term promissory notes having a maturity date of April 16, 2008 and bearing interest at a per annum rate of 6.0%. The promissory notes were secured by $450,000 of certificates of deposit held in an escrow account for our benefit. Our SB-2 Registration Statement was effective as of January 2, 2008. Our stock started trading on the OTCBB on March 13, 2008 (previously traded on Pink Sheets). We received the $450,000 from escrow plus interest of approximately $25,000 on March 14, 2008.
From March 13, 2008 through March 19, 2008, various debenture holders converted an aggregate amount of $630,000 of our debentures, plus interest earned, into 4,433,067 shares of our common stock.
We expect our current cash will be sufficient to fund the next three to four months of our plan of operation. Thereafter, we anticipate requiring additional capital to complete the demonstration and commercialization phases of our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. We anticipate that the current dispute with Bio-Products will make it significantly more difficult for us to raise capital. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
Contractual Obligations and Commitments
Currently we have the following contractual obligations that will require us to make payments as set forth below over the next 12 months:
Merrick & Company. We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan for the pilot development plan. For the year ended December 31, 2007, we incurred approximately $104,000 for engineering, design and consulting services. After completing the project management plan, we engaged Merrick & Company to construct, test, and evaluate the HFTA equipment and the demonstration plant. As part of the testing and evaluation, Merrick & Company will provide construction observation of the demonstration unit in conjunction with Hazen Research, Inc. The system will demonstrate the efficacy of using biomass derived from municipal waste to produce ethanol using our licensed technologies and will allow us to develop the engineering data to design and construct a small commercial plant. Our engagement calls for further payments to Merrick & Company on an as billed basis as they proceed with the engineering review and testing of our technology.
Hazen Research, Inc. On December 20, 2007, we entered into an agreement with Hazen Research, Inc. to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of the demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. We anticipate the costs of the proof of concept phase with Hazen will be approximately $100,000, of which we had not incurred any costs with Hazen for the year ended December 31, 2007. We are currently working with Hazen to develop an estimate of the costs to construct and operate the demonstration unit at their facility.
Five Sigma Ltd. We have paid a $200,000 retainer to Five Sigma Ltd to assist us in developing appropriate plans and materials for presenting the Company and our business plan, strategy and personnel to the financial community, establishing the image of the Company in the financial community and creating the foundation for subsequent financial public relations. This agreement provides for monthly payments through April, 2008, by the Company in the amount of $16,666.66 plus any expenses incurred by Five Sigma Ltd. Either Five Sigma Ltd. or the Company can cancel this agreement at any time on three business days’ notice. Upon cancellation Five Sigma is required to return any unused portion of the retainer to the Company.

Leases. We entered into a lease on October 16, 2007 to rent approximately 1,800 square feet of office space located at 7386 Pershing Ave., in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities. We took possession of the office in January, 2008.
We entered into a lease for office furniture in January, 2008. The lease payments are approximately $350 per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.
Off-Balance Sheet Arrangements
We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which we have:
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;
•	liquidity or market risk support to such entity for such assets;
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or
•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

RISK FACTORS
You should carefully consider the following risk factors and other information contained in this annual report on Form 10-KSB when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business
We have no operating experience and may not be able to implement our business plan.
As an early stage company, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we receive testing information from Merrick & Company regarding our technologies that we consider favorable. As a result, we will sustain losses without corresponding revenues, which will result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.
In addition, we currently have only three full-time employees, our Chief Executive Officer, General Counsel and Chief Financial Officer, each of whom spend at least 40 hours a week on our business. Collectively, they have less experience in operating an alternative energy company compared to many of our competitors. Moreover, given our newness and the rapid changes in the industry, we face challenges in planning and forecasting accurately. Our lack of expertise and resources may have a negative impact on our ability to implement our strategic plans, which may result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.
We need to obtain significant additional capital to complete the development of our technologies, and the failure to secure additional capital will prevent us from commercializing our technology and executing our plan of operation.
Based on our current proposed plans and assumptions, we estimate we have sufficient cash to operate for the next three to four months. Accordingly, in order to fund the development and construction of a full-scale commercial demonstration plant, we will be required to:
•	obtain additional debt or equity financing,

•	secure significant government grants, and/or
•	enter into a strategic alliance with a larger energy company to provide funding.
The amount of funding needed to complete the development of our technology will be very substantial and may be in excess of the amount of capital we are able to raise. In addition, we have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, the results and quality of the testing being conducted by Merrick & Company and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and products could be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing security holders.
Our PSC technology may have design and engineering issues that may increase the costs of using the technology.
The PSC technology involves the use of a rotating pressure vessel, or autoclave, to combine heat, pressure and agitation to convert MSW into cellulosic material that can then be cleaned to be used to produce ethanol. Although technologies that involve the separation and processing of MSW using large-scale autoclaves, such as our PSC technology, have not been widely adapted in commercial applications, World Waste Technologies has used the Eley process to generate cellulosic material from MSW for the production of paper. However, World Waste Technologies initially announced design and engineering issues with its autoclave related to the size of the motors required to operate the autoclave in commercial conditions. On April 13, 2007, World Waste Technologies filed a lawsuit against Bio-Products International, the licensor of the PSC technology, in the Superior Court of the State of California alleging, among other things, breach of contract and negligence with respect to the construction of the autoclaves it purchased from Bio-Products International. Subsequent to announcing the initial design problems, Dr. Eley redesigned the autoclaves being used by World Waste Technologies by changing the size of the motors that power the process. Based on the redesign, Dr. Eley and World Waste Technologies have both indicated that they believe that the initial design issues relating to the separation of cellulosic material encountered have been resolved. In addition, the lawsuit was dismissed in late 2007.
Although we believe the redesigned autoclaves will operate properly on a commercial scale, we may encounter design and engineering problems similar to those encountered by World Waste Technologies and other new problems when we try to implement this technology on a large-scale for ethanol production. Any design, engineering or other issue may cause delays, increase production and development costs and require us to shut down our operation.
Our Brelsford technology is commercially unproven and may not be viable on a full-scale basis.
The Brelsford technology is a two-step process involving acid hydrolysis, which is the conversion of cellulose into sugars, and the fermentation of these sugars into ethanol. Production of ethanol by fermenting sugars and starches derived from agricultural products such as corn, sugar cane and sugar beets is a mature technology that is widely-used in the production of ethanol. Fermentation, however, cannot be used to produce ethanol from cellulosic material. In order to convert cellulose into ethanol, the cellulose must first be processed through an acid hydrolysis or enzymatic action to convert it into fermentable sugars. Neither acid hydrolysis nor enzymatic processes, however, have been proven to be commercially viable for the production of ethanol.
Our Brelsford technology, which uses an acid hydrolysis process, successfully generated fermentable sugars on a small-scale with limited feedstock, but it has not been demonstrated at commercial scale. In particular, the Brelsford technology has never been attempted under the conditions or at the volumes that will be required to be profitable and we cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we may experience delays and increased production or development costs when attempting to commercialize the technology. We may also determine that the technology cannot be performed successfully on a commercial basis or will not be profitable.

We may not have sufficient legal protection of our technologies and other proprietary rights, which could result in the loss of some or all of our rights or the use of our intellectual properties by our competitors.
Our success depends substantially on our ability to use the PSC and Brelsford technologies and to keep our licenses in full force, and for our technology licensors to maintain their patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or license patent protection for our process or products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our process or products infringe patents or other proprietary rights held by them.
It is possible that we may need to acquire other licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot be sure that any license would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in bringing patent infringement suits against other parties based on our licensed patents.
We also rely on trade secrets, proprietary know-how and technology that we will seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot be sure that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.
We could lose our exclusive rights to licensed technology.
Bio-Products, Inc. sub-licenses the PSC technology to us pursuant to a license originally granted to Bio-Products by the University of Alabama Huntsville, which gives Bio-Products the exclusive right to use and sub-license the PSC technology. The University’s rights as the owner and original licensor of the PSC technology under the agreement were acquired by World Waste Technologies, which also licenses the PSC technology from Bio-Products for uses other than ethanol production. As a result, World Waste Technologies is now the licensor of the PSC technology to Bio-Products. To maintain exclusivity under its license agreement, Bio-Products must make certain payments and fulfill certain obligations. World Waste Technologies has publicly stated its desire to acquire the rights to use the PSC technology for ethanol production. Because World Waste Technologies is now the licensor of the PSC technology to Bio-Products, any breach of or other default under the license agreement by Bio-Products could adversely affect the rights of Bio-Products and our rights indirectly, to the PSC technology.
On January 9, 2008, CleanTech Biofuels, Inc. and SRS Energy filed suit in Missouri Circuit Court seeking damages against Bio-Products, the licensor of our PSC technology, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products, and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. Additionally, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005. We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement. If we are not successful in this arbitration and/or litigation, we will lose our rights to use the PSC technology. Please see Item 3 – Legal Proceedings for a more detailed discussion of the proceedings.
Pursuant to our license for the Brelsford technology, we could lose our exclusive rights if we fail to timely make payments required under the license agreement.

We will be dependent on our ability to negotiate favorable feedstock supply and ethanol off-take agreements.
In addition to proving and commercializing our technology, the viability of our business plan will depend on our ability to develop long-term supply relationships with municipalities, municipal waste haulers or operators of material recovery facilities, also known as MRFs, and landfills to provide us with the necessary waste streams on a long-term basis. We also will depend on these haulers, operators and facilities to take residual waste streams from our plants and to deliver or accept these streams for land filling. We currently have no such relationships or agreements. If we are unable to create these relationships and receive supply agreements on terms favorable to us we may not be able to implement our business plan and achieve profitability.
We may not be able to attract and retain management and other personnel we need to succeed.
We currently have only three full-time employees, our Chief Executive Officer, General Counsel and Chief Financial Officer. As a result, our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires will be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.
We will incur increased costs as a result of being a public company.
As an operating public company, we are incurring significant legal, accounting and other expenses we did not incur as a private company and our corporate governance and financial reporting activities have become more time-consuming. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as a result of becoming an operating public company, we are required to have independent directors, create board committees and approve and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, we are incurring significant additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
Our failure to adequately adhere to the new corporate governance practices or the failure or circumvention of our controls and procedures could seriously harm our business.
Compliance with the new and evolving corporate governance practices has taken a significant amount of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.
Our senior management’s lack of experience managing a publicly traded company will divert management’s attention from operations and harm our business.
Our management team has limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management is required to design and implement appropriate programs and policies in response to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related to our Industry
As a new small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.
The alternative energy industry in the United States is highly competitive and continually evolving as participants strive to distinguish themselves and compete in the larger transportation fuel industry. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. If we are not successful in constructing systems that generate competitively-priced ethanol, we will not be able to compete with other energy technologies. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop and exploit new technologies. Our inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.
Our success is dependent on continued high transportation fuel prices.
Prices for fuels, generally, and ethanol, specifically, can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. Most importantly, the price of ethanol is closely related to the price of petroleum fuels. Any lowering of wholesale gasoline prices will likely also lead to lower prices for ethanol and will adversely affect our operating results. We cannot be sure that we will be able to sell ethanol fuels at a price that will recover our full costs.
New ethanol plants under construction or decreases in the demand for ethanol may result in excess U.S. production capacity.
According to the Renewable Fuels Association, domestic ethanol production capacity has increased from 1.9 billion gallons per year at the start of 2001 to an estimated 6.1 billion gallons per year as of the end of 2007. The Association estimates that, as of the end of 2006, 109 ethanol refineries were in production with 57 facilities beginning construction and eight under expansion, totaling approximately 4.8 billion gallons per year of additional production capacity. Excess capacity in the ethanol industry would decrease demand for our products and make it less likely that we will generate sufficient cash flows or become profitable. We also anticipate excess capacity could result in the reduction of the market price of ethanol to a level that is inadequate for us to generate sufficient cash flow in excess of our costs.
Waste processing and energy production is subject to inherent operational accidents and disasters from which we may not be able to recover, especially if we have only one or a very small number of facilities.
Our anticipated operations would be subject to significant interruption if any of our proposed facilities experience a major accident or are damaged by severe weather or other natural disasters. In particular, processing waste and producing ethanol is subject to various inherent operational hazards, such as equipment failures, fires, explosions, abnormal pressures, blowouts, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Currently we do not have any insurance to cover those risks. We intend to seek insurance appropriate for our business before we commence significant operations. The insurance that we plan to obtain, if obtained, may not be adequate to cover fully the potential operational hazards described above.
Alternative technologies could make our business obsolete.
Even if our technology currently proves to be commercially feasible, there is extensive research and development being conducted in cellulosic ethanol production and other alternative energy sources. Technological developments in any of a large number of competing processes and technologies could make our technology obsolete and we have little ability to manage that risk.

Risks Related to Government Regulation and Subsidization
Federal tax incentives that benefit ethanol producers could expire and other federal and state programs designed to assist ethanol producers may end.
The cost of producing ethanol is made significantly more competitive with regular gasoline by federal tax incentives known as the blenders’ credit, which is currently $0.51 per gallon and is scheduled to expire in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on terms that are less favorable than they are today. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol producers, generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs would decrease the likelihood that we will become profitable and weaken our overall financial position.
Tariffs imposed on imported ethanol could be reduced or eliminated, which would increase competition from foreign producers.
Most ethanol imported into the United States is subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon blender’s credit available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. However, a special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands. Total current ethanol production from these countries is only 7 percent of U.S. production per year, but, imports from the exempted countries may increase as a result of new plants that are now under development. Because production costs for ethanol in these countries are estimated to be significantly less than they are in the United States, the duty-free import of ethanol through the countries exempted from the tariff may reduce the demand for domestic ethanol and the price at which we sell our ethanol. Any changes in the tariff or exemption from the tariff would likely increase competition from foreign producers, which could decrease the demand for and lower the prices for our products.
Enforcement of energy policy regulations could change.
Energy policy in the United States is evolving rapidly. Within the past three years, the United States Congress has passed two separate major pieces of legislation addressing energy policy and related regulations and is currently considering a third new piece of legislation addressing energy policy. We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level.
Currently, the ethanol industry is supported by several important rules, regulations, and credits at the federal level. These include the $0.51 blender’s credit, the $0.54 tariff on imported ethanol, restrictions on the use of MTBE as a gasoline additive, and targeted production levels for United States’ ethanol production. Additionally, many states have adopted separate restrictions on the use of MTBE as a gasoline additive and adopted independent incentives to spur development of alternative energy resources.
As energy policy continues to evolve, the existing rules and regulations that benefit the ethanol industry may change. For example, certain Senators attempted to amend a provision to the Senate’s Energy bill in 2006 and again in 2007 that would limit the liability of manufacturers of MTBE for damages caused by using it as a gasoline additive. Such a change would benefit the producers of MTBE to the detriment of the ethanol industry.
It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules, regulations or credits that support the ethanol industry could create a regulatory environment that prevents us from developing a commercially viable or profitable business.

Costs of compliance may increase with changing environmental and operational safety regulations.
As we pursue our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.
Furthermore, upon implementing our plan, we may become liable for the investigation and cleanup of environmental contamination at any property that we would own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.
In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ethanol production facilities. Present and future environmental laws and regulations applicable to MSW processing and ethanol production, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.
The hazards and risks associated with processing MSW and producing and transporting ethanol (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. We could, however, sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of our contemplated operations and financial position.
Risks related to our Common Stock and Stock Price Fluctuation
Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.
The shares of our common stock had been trading on the Pink Sheets. Effective March 13, 2008, our common stock began trading on the OTCBB. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:
•	we only recently re-commenced operations;

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

•
stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations.
We believe that newer alternative energy companies and companies that effect reverse mergers, such as our company, are particularly susceptible to speculative trading that may not be based on the actual performance of the company, which increases the risk of price volatility in a common stock. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors. Some of the factors that could affect the volatility of our share price include:
•	significant sales of our common stock or other securities in the open market;

•	speculation in the press or investment community;

•	actual or anticipated variations in quarterly operating results;

•	changes in earnings estimates;

•	publication (or lack of publication) of research reports about us;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in applicable laws or regulations, court rulings, and other legal actions;

•	changes in market valuations of similar companies;

•	additions or departures of key personnel;

•	actions by our stockholders; and

•	general market and economic conditions.
Shares of ethanol companies that trade in the public markets may be overvalued.
Recently, a number of ethanol companies have entered the public markets. As a result of the continuing influx of the shares of these companies and the levels at which they trade in comparison to the current earnings of these companies, the volatility of the price of our shares may be greater than in other market segments. Moreover, adverse movement in the market price of shares of other ethanol producers may adversely affect the value of our shares for reasons related or unrelated to our contemplated business. The presence of these competitive share offerings may also make it more difficult for our stockholders to resell their shares in the public markets.
Trading in our common stock is subject to special sales practices and may be difficult to sell.
Our common stock is subject to the Securities and Exchange Commission’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.
Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:
•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.
Substantial future sales of our common stock shares in the public market could cause our stock price to fall.
If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2007, we had 49,343,680 shares of our common stock outstanding. We also have outstanding Series A Convertible Debentures convertible into up to 11,013,333 shares of our common stock (including shares issuable for interest due under such Debentures) and two outstanding warrants, each immediately exercisable and representing the right to purchase 1,923,495 shares of our common stock. An additional 7,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.
Potential issuance of additional common and preferred stock could dilute existing stockholders.
We are authorized to issue up to 240,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are also authorized to issue up to one million shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:
•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.
Additionally, our Series A Convertible Debentures and some of our outstanding options and warrants to purchase common stock have anti-dilution protection. This means that if we issue securities for a price less than the price at which these securities are convertible or exercisable for shares of common stock, the securities will become eligible to acquire more shares of common stock at a lower price, which will dilute the ownership of our common stockholders.
Finally, we have filed a registration statement pursuant to a registration rights agreement with some of our stockholders. The registration rights agreement provide, among other things, that we keep the registration statement associated with those shares continuously effective. If we are unable to comply with these provisions of the registration rights agreements, we may be obligated to pay those stockholders liquidated damages in the form of warrants to purchase additional common stock.
In all the situations described above, the issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our current stockholders.

ITEM 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Cleantech Biofuels, Inc.
(formerly Alternative Ethanol Technologies, Inc.)
I have audited the accompanying balance sheet of Cleantech Biofuels, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended and for the period July 14, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.
I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleantech Biofuels, Inc. (formerly Alternative Ethanol Technologies, Inc.) as of December 31, 2007, and the results of its operations and its cash flows for the two years then ended and for the period from July 14, 2004 (inception) to December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,135,219 at December 31, 2007. Additionally, for the year ended December 31, 2007, the Company used cash in operations of $715,165. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Larry O’Donnell, CPA, P.C.
March 26, 2008

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEET

December 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$120,356
Receivables:
Interest	19,425
Promissory notes	450,000
Prepaids and other current assets	72,026

661,807

Property and equipment, net	3,099

Non-current asset:
Technology license, net	112,500

Total Assets	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,988
Accrued interest	60,433
Accrued professional fees	36,600

Total current liabilities	189,021

Series A Convertible Debentures	1,400,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 49,343,680 shares issued and outstanding	49,344
Additional paid-in capital	364,260
Notes receivable - restricted common shares issued to Directors	(90,000)
Deficit accumulated during the development stage	(1,135,219)

Total Stockholders’ Deficit	(811,615)

Total Liabilities and Stockholders’ Deficit	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			July 14, 2004
	Year Ended		(inception) to
	December 31,		December 31,
	2007	2006	2007
Costs and expenses:
General and administrative	$476,937	$16,496	$499,635
Professional fees	279,814	47,078	328,643
Research and development	118,230	14,000	132,230

	874,981	77,574	960,508

Other expense (income):
Interest	64,029	2,439	66,768
Amortization of technology license	20,000	—	20,000
Deposit forfeiture	—	(25,000)	(25,000)
Interest income	(21,405)	—	(21,405)

	62,624	(22,561)	40,363

Net loss applicable to common stockholders	$937,605	$55,013	$1,000,871

Basic and diluted net loss per common share	$0.02	**	$0.02

Weighted average common shares outstanding	45,174,094	38,567,100	40,459,232

** - less than $.01 per share
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

				Notes Rec -
				restricted	July 14, 2004
			Additional	common	(inception) to
	Common Stock		Paid-in	shares issued	December 31,
	Shares	Amount	Capital	to Directors	2007

Balances at July 14, 2004 (inception)	—	$—	$—	$—	$—

Common stock issued in July 2004, valued at $100, for organizational costs	38,470,900	38,471	(38,371)
Net loss					(100)

Balances at January 1, 2005	38,470,900	38,471	(38,371)	—	(100)

Common stock sold for cash in May 2005 at $.26 per share	38,471	38	9,962
Net loss					(8,153)

Balances at December 31, 2005	38,509,371	38,509	(28,409)	—	(8,253)

Common stock sold for cash in January 2006 at $.13 per share	115,413	116	14,884
Net loss					(55,013)

Balances at December 31, 2006	38,624,784	38,625	(13,525)	—	(63,266)

Shares effectively issued to former AETA stockholders in recapitalization in May 2007	752,096	752			(134,348)
Conversion of promissory notes in May 2007 at $.014 per share	9,366,800	9,367	124,229
Issuance of restricted shares to Directors in August 2007 at $.15 per share	600,000	600	89,400	(90,000)
Fair value of RAM warrants issued in August 2007 at $.13 per share			125,027
Stock-based compensation			39,129
Net loss					(937,605)

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			July 14, 2004
	Year Ended		(inception) to
	December 31,		December 31,
	2007	2006	2007
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(937,605)	$(55,013)	$(1,000,871)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	20,000	—	20,000
Depreciation	256	—	256
Share-based compensation expense	39,129	—	39,129
Fair value of RAM warrant settlement	125,027	—	125,027
Changes in operating assets and liabilities:
Interest receivable	(19,425)	—	(19,425)
Prepaids and other current assets	(72,026)	—	(72,026)
Technology license	(15,000)	(75,000)	(132,500)
Accounts payable	91,988	—	91,988
Accrued interest	57,994	2,439	60,433
Accrued liabilities	(5,503)	42,103	36,600

Cash used by operating activities	(715,165)	(85,471)	(851,289)

INVESTING ACTIVITIES
Expenditures for equipment	(3,355)	—	(3,355)

Cash used by investing activities	(3,355)	—	(3,355)

FINANCING ACTIVITIES
Advances — related parties	(111,144)	69,914	—
Series A Convertible Debentures	950,000	—	950,000
Sale of common stock	—	15,000	25,000

Cash provided by financing activities	838,856	84,914	975,000

Increase (decrease) in cash and cash equivalents	120,336	(557)	120,356
Cash and cash equivalents at beginning of period	20	577	—

Cash and cash equivalents at end of period	$120,356	$20	$120,356

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,334	$—	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$450,000	$—	$450,000

Series A Convertible Debentures	$450,000	$—	$450,000

Restricted common stock issued to Directors	$90,000	$—	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$133,596	$—	$133,596

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business
Alternative Ethanol Technologies, Inc. (the “Company”), was incorporated in Delaware on December 20, 1996. Effective August 2, 2007, the Company changed its name to CleanTech Biofuels, Inc.
On March 27, 2007, the Company acquired SRS Energy, Inc., a Delaware corporation (“SRS Energy”) pursuant to an Agreement and Plan of Merger and Reorganization. In accordance with the merger agreement, SRS Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SRS Acquisition”) merged with and into SRS Energy. The merger was consummated on May 31, 2007 and resulted in SRS Energy becoming a wholly-owned subsidiary of the Company. As a result of the merger, the stockholders of SRS Energy surrendered all of their issued and outstanding common stock and received shares of the Company’s $.001 par value common stock. The former parent of SRS Energy, Supercritical Recovery Systems, Inc., immediately prior to the merger, distributed 78.8% of its 96% ownership in SRS Energy to its shareholders on a pro rata basis.
For accounting purposes, because the Company had been a public shell company prior to the merger, the merger was treated as an acquisition of the Company and a recapitalization of SRS Energy. As a result, the historical information of the Company prior to the merger disclosed in this report is that of SRS Energy. In addition, historical share amounts have been restated to reflect the effect of the merger.
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. Its business strategy is to develop, own and operate renewable energy facilities with a primary focus on the conversion of cellulose feed stocks to fuel ethanol and other combustible fuels. The Company has limited exclusive licenses to technology designed to convert cellulosic feed stocks, including municipal garbage, into ethanol and other combustible sources of energy. The Company has no operating history as a producer of ethanol and has not constructed any ethanol plants to date. It has no revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement our business plan and it may be unable to obtain the capital required to do so.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates. Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as “CleanTech” or the “Company,” refer to CleanTech Biofuels, Inc. and its’ subsidiary, SRS Energy, collectively.
Research and Development Costs - Research and development expenditures, including payments to collaborative research partners and research and development costs (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs) are expensed as incurred.
Impairment of Long-Lived Assets - The Company records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
Intellectual Property - Intellectual property, consisting of our licensed patents and other proprietary technology, are stated at cost and amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized.

Property, plant and equipment - Newly acquired property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, on the straight-line method for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred.
Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between financial statement and tax accounting methods and any available operating loss or tax credit carry forwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.
Fair Value of Financial Instruments - The fair value of financial instruments approximated their carrying values at December 31, 2007. The financial instruments consist of cash, accounts payable, accrued liabilities and debt.
Comprehensive Income - SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2007 and 2006, the Company did not have any components of comprehensive income (loss) to report.
Net Loss per Common Share - The Company presents basic loss per share (“EPS”) and diluted EPS on the face of the statements of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2007 the Company had options and warrants to purchase an aggregate of 17,593,212 shares of common stock that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive.
Share-based compensation - In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants. The Company has reserved a maximum of 7,000,000 shares of common stock to be issued for the exercise of options or shares awarded under the Stock Plan. We also have an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.
The Company accounts for stock options and restricted stock issued to employees and directors under SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost to employees and directors is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, the objective of which is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
Note 3 – Property and Equipment
At December 31, 2007, our property and equipment consisted of two computers with a gross cost of $3,355 and accumulated depreciation of $256, resulting in net property and equipment of $3,099. We had no property and equipment at December 31, 2006.
Note 4 – Technology Licenses
On April 1, 2005, the Company entered into an exclusive license with Brelsford Engineering, Inc. (“Brelsford”) to use their technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology.
Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also pays a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with the respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company has met all requirements to maintain the exclusivity of its license. In addition, the Company will pay a royalty fee equal to 4 percent of sales resulting from use of the licensed product less any applicable taxes. Brelsford may terminate the license agreement on sixty days’ notice if the Company fails to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license, resulting in amortization expense of $20,000 for the year ended December 31, 2007. The license, issued to Brelsford, terminates simultaneously with the expiration of the patent, in May 2015. Future amortization of our technology licenses for years ending December 31 is estimated to be:

2008	$15,000
2009	15,000
2010	15,000
2011	15,000
2012	15,000
Thereafter	37,500

Total	$112,500

On August 17, 2005, the Company entered into an exclusive license agreement with Bio-Products International, Inc. (“Bio-Products”) giving it limited exclusive rights to use Bio-Products technology (Patent No. 6,306,248) to process municipal solid waste and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct garbage to ethanol plants in the United States.

The Company’s license with Bio-Products is for a period of twenty years. Under the license, Bio-Products is paid a process royalty of $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. The Company also is required to pay a by-product royalty of 2.5 percent of the gross sales price in excess of ten dollars per ton obtained from the sale of recyclable byproducts, excluding the cellulosic biomass. Bio-Products will also be paid a monthly fee for technical services to be provided by Bio-Products for each facility to be constructed and operated which initially will be $10,000 per month and will increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee continues until construction of the facility is completed.
Intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 5 – Series A Convertible Debentures
In April 2007, the Company sold $1,400,000 of Series A Convertible Debentures (“Debentures”), due April 16, 2010, that convert into shares of the Company’s common stock at $.15 per share. The Company filed a registration statement with regard to the sale of these shares of common stock, which was declared effective by the Securities and Exchange Commission on January 2, 2008. The debentures accrue interest at 6% per annum. The interest is payable in cash or shares of the Company’s common stock at the Company’s option. The Debenture Holders can convert their amount into shares at any time until the due date. At December 31, 2007, the aggregate amount of debentures (plus accrued interest) could have been converted into 9,736,222 shares. The maximum number of shares that would be issued at the due date is 11,013,333.
The Company received cash of $950,000 and Promissory Notes (“Notes”) with an aggregate principal amount of $450,000 that accrue interest at 6.0%. Effective with the listing of our common stock on the OTCBB on March 13, 2008 (previously traded on Pink Sheets), we received the $450,000 plus approximately $25,000 in interest on the Notes on March 14, 2008.
Note 6 – Stockholders’ Deficit
In July 2004, SRS Energy issued 38,470,900 shares of common stock to Supercritical Recovery Systems, Inc., its parent at that time, for organizational costs. These shares were valued in the aggregate at $100.
In May 2005, SRS Energy sold 38,471 shares of common stock for an aggregate price of $10,000 ($.26 per share). In January 2006, SRS Energy sold 115,413 shares of common stock for an aggregate price of $15,000 ($.13 per share).
In May 2007, the Company acquired SRS Energy through a reverse merger. Pursuant to the merger, the Company issued 38,624,784 shares of the Company’s common stock and a warrant exercisable until August 31, 2009 to purchase 1,923,495 shares of common stock at $.13 per share to the former stockholders of SRS Energy in exchange for the cancellation of all of the outstanding capital stock of SRS Energy and cancellation of an option to acquire 5% of the outstanding capital stock of SRS Energy. The Company affected a reverse split of its common stock at a ratio of 100 to 1 in January 2007. For accounting purposes, because the Company had been a public shell company prior to the merger, the merger was treated as an acquisition of the Company and a recapitalization of SRS Energy. As such, the historical information prior to the merger of the Company disclosed in the report is that of SRS Energy. Historical share amounts have been restated to reflect the effect of the merger.
In May 2007, the Company issued 9,366,800 shares of common stock ($.014 per share) upon the conversion of three promissory notes totaling $114,681 and accrued interest of $18,915.
Note 7 – Related Party Transactions
During 2007 and 2006, the Company incurred corporate and administrative fees of approximately $4,600 and $7,300, respectively, for expenses paid by its president on behalf of the Company. The Company had been using the office of its president for corporate and administrative purposes. We entered into a lease for office space which we occupied and began paying rent in January 2008 (See Note 10 for new office lease information).

The Company had a $72,103 advance from one of its board of director members at December 31, 2006 evidenced by a promissory note that accrued interest at 9.5% per annum. The promissory note also contained an option to acquire 5% of the outstanding capital stock of SRS Energy at a price of $250,000. In April 2007, the indebtedness under the promissory note was repaid and the promissory note was cancelled. Under its terms, the right to exercise the option to purchase shares survived after the repayment of the indebtedness under the note. As part of the merger consideration issued by the Company pursuant to the acquisition of SRS Energy, the Company issued a warrant exercisable until August 31, 2009 to purchase 1,923,495 shares of its common stock at $.13 per share to replace the option included in the promissory note on substantially similar terms as the option.
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors. The directors issued notes to the Company in exchange for their stock purchases. See Note 8 for further discussion. These notes are recorded as notes receivable in Stockholders’ Deficit.
The Company engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the years ended December 31, 2007 and 2006, we incurred approximately $127,000 and $37,000, respectively in legal fees with SSB. As of December 31, 2007, all amounts have been paid to SSB except for $1,425.
The Company uses Arthur J. Gallagher (“AJG”) as its broker for business and property insurance. Our CEO’s brother is employed by AJG and is involved in the negotiation of coverage and premiums related to policies placed for the Company. The Company placed no policies and paid no commissions to AJG in 2007. In January and February, 2008 AJG earned approximately $3,000 in commissions on policies placed by the Company.
Note 8 – Share-based Payments
The Company accounts for stock options and restricted stock issued to employees and directors under SFAS No. 123(R), in which share-based compensation cost to employees and directors is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
In March 2007, the Company adopted the Stock Plan for its employees, officers, directors and consultants. The Company has reserved a maximum of 7,000,000 shares of common stock to be issued for the exercise of options or shares awarded under the Stock Plan. We also have an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.
In August 2007, the Company granted options to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock with a purchase price of $0.15 to our directors. For each director, their restricted shares vest 8,333 per month commencing on September 21, 2007 until August 21, 2008 and 4,167 per month thereafter. No options were cancelled, expired or exercisable as of December 31, 2007.
Additionally, upon commissioning of the pilot plant, an option to purchase 1,200,000 shares of common stock will be issued to our Chief Executive Officer. This option has not yet been granted, but if and when granted, will vest ratably over three years beginning on August 31, 2009.
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted was estimated as of December 31, 2007 to be $0.085 per share assuming a contract term of 7 years, a risk-free interest rate of 3.70%, expected volatility of 52.7% and no expected dividends. Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates.

During the year ended December 31, 2007, the Company recorded, as general and administrative expenses, stock based compensation of approximately $36,600 for employee stock options and $2,500 for director stock options. No expense was recorded for the year ended December 31, 2006 as the Company’s Stock Plan was first adopted and grants were made in 2007. Related to these grants, the Company will record future compensation expense for stock options of approximately $115,000 during the year ending December 31, 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $16,000 for the year ended December 31, 2007. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of December 31, 2007, there was approximately $300,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.96 years.

Weighted
	Shares Under	Average
	Option	Exercise Price
Adoption of Stock Plan in March 2007	—
Granted	4,010,000	$0.15
Exercised	—
Forfeited	—

Options outstanding at December 31, 2007	4,010,000	0.15

Options exercisable at December 31, 2007	—

In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors. Under the agreements, each director agreed to purchase 150,000 shares of common stock of the Company at a cost of $.15 per share. The directors issued notes to the Company in exchange for their stock purchases. The shares issued under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director of our Board of Directors through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At December 31, 2007, 466,672 shares were subject to a right of repurchase.
Pursuant to a settlement agreement, RAM Resources, L.L.C. obtained the right to acquire an aggregate of 1,923,495 shares of our common stock at a price of $0.13 per share. This warrant is exercisable during a two year term that started on August 29, 2007 and ends on August 29, 2009. RAM Resources, L.L.C. agreed to terminate the Letter Agreement and release all claims to acquire any shares of our stock. The fair value of $125,027 has been recorded in the Company’s general and administrative expenses for the year ended December 31, 2007 and additional paid in capital at December 31, 2007.
Note 9 – Income Taxes
The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2007 and 2006. The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2007 and 2006 is approximately $275,000 and $11,000, respectively. This benefit is the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.
At December 31, 2007, net operating loss carryforwards of approximately $18,000 and $182,000 are available to offset future taxable income and expire in 2026 and 2027, respectively. This results in a net deferred tax asset of approximately $71,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.
Temporary differences which give rise to deferred tax assets at December 31, 2007 are:

Deferred Tax Assets:
Start-up costs	$132,000
Net operating loss carryforward	71,000
Accrual to cash conversion	49,000
Other	23,000

Total	275,000
Valuation allowance	(275,000)

Net deferred tax asset	$—

Note 10 – Commitments and Contingencies
Project management - The Company entered into an engagement agreement with Merrick & Company to develop a complete project management plan for the pilot development plan. For the year ended December 31, 2007, we incurred approximately $104,000 for engineering, design and consulting services. After completing the project management plan, we engaged Merrick & Company to construct, test, and evaluate the HFTA equipment and the demonstration plant. As part of the testing and evaluation, Merrick & Company will provide construction observation of the demonstration unit in conjunction with Hazen Research, Inc. The system will demonstrate the efficacy of using biomass derived from municipal waste to produce ethanol using our licensed technologies and will allow us to develop the engineering data to design and construct a small commercial plant. Our engagement calls for further payments to Merrick & Company on an as billed basis as they proceed with the engineering review and testing of our technology.
In December 2007, we entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of the demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. We anticipate the costs of the proof of concept phase with Hazen will be approximately $100,000, of which we had incurred no costs with Hazen for the year ended December 31, 2007. We are currently working with Hazen to develop an estimate of the costs to construct and operate the demonstration unit at their facility.
Leases - We entered into a lease on October 16, 2007 (and took occupancy in January 2008) to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities.
We entered into a lease for office furniture in January 2008. The lease payments are approximately $350 per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.

Note 11 – Subsequent Events
In January 2008, we purchased a Hydrolysis Reactor from HFTA to help complete the proof of concept stage of our development.
On January 9, 2008, CleanTech Biofuels, Inc. and SRS Energy filed suit in Missouri Circuit Court seeking damages against Bio-Products, the licensor of our PSC technology, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products, and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. Additionally, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005. We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement.
From March 13, 2008 through March 19, 2008, various debenture holders converted an aggregate amount of $630,000 of our debentures, plus interest earned, into 4,433,067 shares of our common stock.
On March 20, 2008, we entered into an agreement for an exclusive worldwide license with HFTA to use the HFTA technology for the production of ethanol from MSW. The terms set out in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee in the amount of $150,000 on September 1, 2009 if we are using the technology at that time. Additionally, upon executing the license agreement, we deposited 2,887,687 shares of our common stock into an escrow account. The shares held in escrow will be released to HFTA as follows: one-third upon completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. In addition, we are required to pay a process royalty of 4% of the sales price of ethanol less taxes and applicable fees if the sales price is in excess of $1.50 per gallon, 3% of the sales price if it is between $1.50 and $1.30 per gallon, and 2% of the sales price if it is less than $1.30 per gallon. We are also required to pay certain minimum royalties, less the amount of any process royalties paid, commencing in the calendar year ending December 31, 2010 and in subsequent years as follows: (i) 2010 — $25,000; (ii) 2011 — $25,000; (iii) 2012 — $60,000; (iv) increasing by $20,000 per year for each year thereafter until it reaches $120,000 per year; and (v) $120,000 per year thereafter.
Note 12 – Quarterly Financial Data (Unaudited)
The results of operations by quarter were as follows:

	For the quarters ended 2007:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$4,007	$229,344	$175,635	$67,951
Professional fees	1,970	154,873	62,152	60,819
Research and development	—	—	41,533	76,697

	5,977	384,217	279,320	205,467

Other expense (income):
Interest	3,597	17,500	21,466	21,466
Amortization of technology license	—	—	16,250	3,750
Interest income	—	(5,020)	(9,038)	(7,347)

Net loss applicable to common stockholders	$9,574	$396,697	$307,998	$223,336

Basic and diluted net loss per common share	**	$0.01	$0.01	**

** - less than $.01 per share
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 8A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures – We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s (the “SEC”) rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2007. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Internal Control Over Financial Reporting – This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public reporting companies.
Changes in Internal Control Over Financial Reporting – During the quarter ended December 31, 2007, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. Other Information
None.
PART III
ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
The information required by Item 9 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
ITEM 10. Executive Compensation
The information required by Item 10 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 11 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
ITEM 12. Certain Relationships and Related Transactions and Director Independence
The information required by Item 12 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
ITEM 13. Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
3.2	Restated By-Laws (incorporated herein by reference to Exhibit 3.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
4.1	Form of Series A Convertible Debenture (incorporated herein by reference to Exhibit 4.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
4.2
Investors’ Rights Agreement dated as of April 16, 2007 by and among SRS Energy, Inc. and certain Investors (incorporated herein by reference to Exhibit 4.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

4.3
Series A Debenture Purchase Agreement dated as of April 16, 2007 by and among SRS Energy, Inc. and certain Investors (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

4.4
Warrant dated August 31, 2007 by CleanTech Biofuels, Inc. in favor of RAM Resources, L.L.C (incorporated herein by reference to Exhibit 4.4 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.1
Exclusive License Agreement between Brelsford Engineering, Inc. and SRS Energy, Inc. dated as of April 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.2
Amendment to Exclusive License Agreement between Brelsford Engineering, Inc. and SRS Energy, Inc. dated as of January 11, 2006 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.3
Technology License Agreement between Bio-Products International, Inc. and SRS Energy, Inc. dated as of August 17, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.4
Technology License Agreement between Bio Products International, Inc. and SRS Energy, Inc. dated as of March 8, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.5
Engagement Agreement between Alternative Ethanol Technologies, Inc. k/n/a CleanTech Biofuels, Inc. and Merrick & Company (incorporated herein by reference to Exhibit 10.5 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.6
Consulting Fee Agreement between Alternative Ethanol Technologies k/n/a CleanTech Biofuels, Inc. and Five Sigma Ltd. dated as of April 17, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.7*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.11*
Form of Employee Agreement – Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

Exhibit
Number	Description
10.12*
Form of Employee Stock Option Agreement – Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.13
Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).

10.14	Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).
14	Code of Ethics (to be posted to our website at www.cleantechbiofuels.net)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*	Management contract or compensatory plan or arrangement.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CleanTech Biofuels, Inc.
(registrant)

March 28, 2008	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 28, 2008	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2008	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 28, 2008	/s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer
(principal financial and accounting officer)

March 28, 2008	/s/ Benton Becker
Benton Becker, Director

March 28, 2008	/s/ Ira Langenthal, Phd.
Ira Langental, Phd., Director

March 28, 2008	/s/ Paul Simon, Jr.
Paul Simon, Jr., Director

March 28, 2008	/s/ Larry McGee
Larry McGee, Director

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
3.2	Restated By-Laws (incorporated herein by reference to Exhibit 3.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
4.1	Form of Series A Convertible Debenture (incorporated herein by reference to Exhibit 4.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
4.2
Investors’ Rights Agreement dated as of April 16, 2007 by and among SRS Energy, Inc. and certain Investors (incorporated herein by reference to Exhibit 4.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

4.3
Series A Debenture Purchase Agreement dated as of April 16, 2007 by and among SRS Energy, Inc. and certain Investors (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

4.4
Warrant dated August 31, 2007 by CleanTech Biofuels, Inc. in favor of RAM Resources, L.L.C (incorporated herein by reference to Exhibit 4.4 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.1
Exclusive License Agreement between Brelsford Engineering, Inc. and SRS Energy, Inc. dated as of April 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.2
Amendment to Exclusive License Agreement between Brelsford Engineering, Inc. and SRS Energy, Inc. dated as of January 11, 2006 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.3
Technology License Agreement between Bio-Products International, Inc. and SRS Energy, Inc. dated as of August 17, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.4
Technology License Agreement between Bio Products International, Inc. and SRS Energy, Inc. dated as of March 8, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.5
Engagement Agreement between Alternative Ethanol Technologies, Inc. k/n/a CleanTech Biofuels, Inc. and Merrick & Company (incorporated herein by reference to Exhibit 10.5 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.6
Consulting Fee Agreement between Alternative Ethanol Technologies k/n/a CleanTech Biofuels, Inc. and Five Sigma Ltd. dated as of April 17, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.7*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.11*
Form of Employee Agreement – Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.12*
Form of Employee Stock Option Agreement – Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.13
Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).

10.14	Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).

Exhibit
Number	Description
14	Code of Ethics (to be posted to our website at www.cleantechbiofuels.net)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*	Management contract or compensatory plan or arrangement.