Form 10-Q
period 2008-03-31
CleanTech Biofuels, Inc.
filed 2008-05-15
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM                      TO
Commission file number 333-145939
CLEANTECH BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri	63130
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number): (314) 802-8670
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2008, 61,120,278 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEET

	March 31, 2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$297,590	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	60,445	72,026

	358,035	661,807

Property and equipment, net	38,989	3,099

Non-current asset:
Technology license, net	108,750	112,500

Total Assets	$505,774	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,526	$91,988
Accrued interest	44,917	60,433
Accrued professional fees	36,600	36,600
Capital Lease	4,508	—

Total current liabilities	249,551	189,021

Capital Lease	9,245	—
Series A Convertible Debentures	770,000	1,400,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 53,776,747 and 49,343,680 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	53,777	49,344
Additional paid-in capital	1,610,706	364,260
Notes receivable — restricted common shares issued to Directors	(90,000)	(90,000)
Deficit accumulated during the development stage	(2,097,505)	(1,135,219)

Total Stockholders’ Deficit	(523,022)	(811,615)

Total Liabilities and Stockholders’ Deficit	$505,774	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2008	2007	2008

Costs and expenses:
General and administrative	$649,462	$4,007	$1,149,097
Professional fees	111,946	1,970	440,589
Research and development	183,104	—	315,334

	944,512	5,977	1,905,020

Other expense (income):
Interest	19,751	3,597	86,519
Amortization of technology license	3,750	—	23,750
Deposit forfeiture	—	—	(25,000)
Interest income	(5,727)	—	(27,132)

	17,774	3,597	58,137

Net loss applicable to common stockholders	$962,286	$9,574	$1,963,157

Basic and diluted net loss per common share	$0.02	**	$0.05

Weighted average common shares outstanding	50,082,525	38,624,784	41,107,993

**	- less than $.01 per share
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit (unaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares	(inception) to
	Common Stock		Paid-in	issued to	March 31,
	Shares	Amount	Capital	Directors	2008

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Stock-based compensation			585,919
Net loss					(962,286)

Balances at March 31, 2008	53,776,747	$53,777	$1,610,706	$(90,000)	$(2,097,505)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			July 14, 2004
	For the three months ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(962,286)	$(9,574)	$(1,963,157)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	3,750	—	23,750
Depreciation	4,909	—	5,165
Share-based compensation expense	585,919	—	625,048
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities:
Interest receivable	(5,475)	—	—
Prepaids and other current assets	11,581	—	(60,445)
Technology license	—	(15,000)	(132,500)
Accounts payable	71,538	—	163,526
Accrued interest	19,444	3,027	54,977
Accrued liabilities	—	1,971	36,600

Cash used by operating activities	(270,620)	(19,576)	(1,121,909)

INVESTING ACTIVITIES
Expenditures for equipment	(40,799)	—	(44,154)

Cash used by investing activities	(40,799)	—	(44,154)

FINANCING ACTIVITIES
Advances — related parties	—	19,576	—
Capital lease	13,753	—	13,753
Series A Convertible Debentures	474,900	—	1,424,900
Sale of common stock	—	—	25,000

Cash provided by financing activities	488,653	19,576	1,463,653

Increase (decrease) in cash and cash equivalents	177,234	—	297,590
Cash and cash equivalents at beginning of period	120,356	20	—

Cash and cash equivalents at end of period	$297,590	$20	$297,590

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$—	$—	$450,000

Series A Convertible Debentures	$—	$—	$450,000

Restricted common stock issued to Directors	$—	$—	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Debentures converted	$664,960	$—	$664,960

See accompanying notes to financial statements.

Note 1 — Organization and Business
Alternative Ethanol Technologies, Inc. (the “Company”), was incorporated in Delaware on December 20, 1996. Effective August 2, 2007, the Company changed its name to CleanTech Biofuels, Inc.
On March 27, 2007, the Company acquired SRS Energy, Inc., a Delaware corporation (“SRS Energy”), pursuant to an Agreement and Plan of Merger and Reorganization. In accordance with the merger agreement, SRS Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, merged with and into SRS Energy. The merger was consummated on May 31, 2007 and resulted in SRS Energy becoming a wholly-owned subsidiary of the Company. As a result of the merger, the stockholders of SRS Energy surrendered all of their issued and outstanding common stock and received shares of the Company’s $.001 par value common stock. The former parent of SRS Energy, Supercritical Recovery Systems, Inc., immediately prior to the merger, distributed 78.8% of its 96% ownership in SRS Energy to its shareholders on a pro rata basis.
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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. Its business strategy is to develop, own and operate renewable energy facilities with a primary focus on the conversion of cellulose feed stocks to fuel ethanol and other combustible fuels. The Company has limited exclusive licenses to technology designed to convert cellulosic feed stocks, including municipal solid waste (also referred to as MSW), into ethanol and other combustible sources of energy. The Company has no operating history as a producer of ethanol and has not constructed any ethanol plants to date. It has no revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement our business plan and it may be unable to obtain the capital required to do so.
Note 2 — Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.
Note 3 — Technology Licenses On April 1, 2005, the Company entered into an exclusive license with Brelsford Engineering, Inc. (“Brelsford”) to use their technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology.
Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also pays a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with the respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company has met all requirements to maintain the exclusivity of its license. In addition, the Company will pay a royalty fee equal to 4 percent of sales resulting from use of the licensed product less any applicable taxes. Brelsford may terminate the license agreement on sixty days’ notice if the Company fails to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. Amortization expense for the three month period ended March 31, 2008 is $3,750. There was no amortization expense for the three months ended March 31, 2007. The license, issued to Brelsford, terminates simultaneously with the expiration of the patent, in May 2015.

On August 17, 2005, the Company entered into an exclusive license agreement with Bio-Products International, Inc. (“Bio-Products”) giving it limited exclusive rights to use Bio-Products technology (Patent No. 6,306,248) to process MSW and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct garbage to ethanol plants in the United States.
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
On March 20, 2008, the Company entered into an agreement for an exclusive worldwide license with HFTA, Inc. (“HFTA”) to use the HFTA technology for the production of ethanol from MSW. The terms set out in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee in the amount of $150,000 on September 1, 2009 if we are using the technology at that time. Additionally, we deposited 2,887,687 shares of our common stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. In addition, we are required to pay a process royalty of 4% of the sales price of ethanol less taxes and applicable fees if the sales price is in excess of $1.50 per gallon, 3% of the sales price if it is between $1.50 and $1.30 per gallon, and 2% of the sales price if it is less than $1.30 per gallon. We are also required to pay certain minimum royalties, less the amount of any process royalties paid, commencing in the calendar year ending December 31, 2010 and in subsequent years as follows: (i) 2010 -$25,000; (ii) 2011 — $25,000; (iii) 2012 — $60,000; (iv) increasing by $20,000 per year for each year thereafter until it reaches $120,000 per year; and (v) $120,000 per year thereafter.
Intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 4 — Series A Convertible Debentures
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
The Company received cash of $950,000 and Promissory Notes (“Notes”) with an aggregate principal amount of $450,000 that accrue interest at 6.0%. Effective with the listing of our common stock on the OTCBB on March 13, 2008 (previously traded on Pink Sheets) we received the $450,000 plus approximately $25,000 in interest on the Notes on March 14, 2008.

From March 13, 2008 through March 19, 2008, various debenture holders converted an aggregate amount of $630,000 of our debentures, plus interest earned, into 4,433,067 shares of our common stock. See the Subsequent Events footnote for information regarding additional conversions that occurred after March 31, 2008.
Note 5 — Stockholders’ Deficit
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
In March 2008, the Company issued 4,433,067 shares of common stock ($0.15 per share) upon the conversion of an aggregate amount of $630,000 of the Company’s Series A Convertible Debentures and accrued interest of $34,960.
Note 6 — Related Party Transactions
For the three months ended March 31, 2008 and 2007, the Company incurred corporate and administrative fees of approximately $350 and $4,000, respectively, for expenses paid by its president on behalf of the Company. The Company had been using the office of its president for corporate and administrative purposes until entering into a lease for office space which we occupied and began paying rent in January 2008.
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
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors. The directors issued notes to the Company in exchange for their stock purchases. See Note 7 for further discussion. These notes are recorded as notes receivable in Stockholders’ Deficit.
The Company engages the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three months ended March 31, 2008 and 2007, we incurred approximately $55,000 and $0, respectively, in legal fees with SSB. As of March 31, 2008, all amounts have been paid to SSB except for approximately $37,000.
The Company uses Arthur J. Gallagher (“AJG”) as its broker for business and property insurance. Our CEO’s brother is employed by AJG and is involved in the negotiation of coverage and premiums related to policies placed for the Company. For the three months ended March 31, 2008, the Company paid approximately $3,000 in commissions on policies placed by AJG. The Company placed no policies and paid no commissions in 2007.

Note 7 — Share-based Payments
The Company accounts for stock options and restricted stock issued to employees and directors under SFAS No. 123(R), in which share-based compensation cost to employees and directors is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.. The Company has reserved a maximum of 7,000,000 shares of common stock to be issued for the exercise of options or shares awarded under the Stock Plan. A proposal to increase the maximum share amount to 9,000,000 is included for shareholder approval as part of the Company’s Annual Stockholder Meeting to be held on June 17, 2008.
In August 2007, the Company granted options to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each director agreed to purchase 150,000 shares of common stock of the Company at a cost of $0.15 per share. The directors issued notes to the Company in exchange for their stock purchases. The shares issued under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At March 31, 2008, 366,676 shares were subject to a right of repurchase. No options were cancelled, expired or exercisable as of March 31, 2008.
Additionally, upon commissioning of the pilot plant, an option to purchase 1,200,000 shares of common stock will be issued to our Chief Executive Officer. This option has not yet been granted, but if and when granted, will vest ratably over three years beginning on August 31, 2009.
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted was estimated as of March 31, 2008 to be $0.78 per share assuming a contract term of 6.4 years, a risk-free interest rate of 2.9%, expected volatility of 46.3% and no expected dividends. Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates.
During the three months ended March 31, 2008, the Company recorded, as general and administrative expenses, stock based compensation of approximately $550,000 for employee stock options and $36,000 for director stock options. No expense was recorded for the three months ended March 31, 2007 as the Company’s Stock Plan was adopted in March 2007 and grants were first made in August 2007. Related to these grants, the Company will record future compensation expense for stock options of approximately $480,000 for the remaining nine months of 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $242,000 for the three months ended March 31, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of March 31, 2008, there was approximately $2,510,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.96 years.

Weighted
	Shares Under	Average
	Option	Exercise Price
Adoption of Stock Plan in March 2007	—
Granted	4,010,000	$0.15
Exercised	—
Forfeited	—

Options outstanding at December 31, 2007	4,010,000	0.15
Granted
Exercised	—
Forfeited	—

Options outstanding at March 31, 2008	4,010,000

Options exercisable at March 31, 2008	—

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
Note 8 — Commitments and Contingencies
Project management — The Company entered into an engagement agreement with Merrick & Company to develop a complete project management plan for the pilot development plan. For the three months ended March 31, 2008, we incurred approximately $57,000 for engineering, design and consulting services. After completing the project management plan, we engaged Merrick & Company to construct, test, and evaluate the HFTA equipment and the demonstration plant. As part of the testing and evaluation, Merrick & Company will provide construction observation of the demonstration unit in conjunction with Hazen Research, Inc. The system will demonstrate the efficacy of using biomass derived from municipal waste to produce ethanol using our licensed technologies and will allow us to develop the engineering data to design and construct a small commercial plant. Our engagement calls for further payments to Merrick & Company on an as billed basis as they proceed with the engineering review and testing of our technology.
In December 2007, the Company entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of the demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. We anticipate the costs of the proof of concept phase with Hazen will be approximately $100,000, of which we incurred approximately $90,000 for the three months ended March 31, 2008. We are currently working with Hazen to develop an estimate of the costs to construct and operate the demonstration unit at their facility.
Leases — We entered into a lease on October 16, 2007 (and took occupancy in January 2008) to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities. We entered into a lease for office furniture in January 2008. The lease payments are approximately $420 per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.

Note 9 — Subsequent Events
From April 8, 2008 through April 28, 2008, various debenture holders converted $630,000 of our debentures, plus interest earned, into 4,455,844 shares of our common stock. Including those debentures converted in March 2008, as disclosed in Note 4, as of May 9, 2008, $1,260,000 of the debentures had been converted, leaving $140,000 of the debentures remaining to be converted.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	the commercial viability of our technologies,

•	our ability to maintain and enforce our exclusive rights to our technologies,

•	our ability to raise additional capital on favorable terms in the next one to two months,

•	our disputes and resulting litigation with the licensor of our PSC technology,

•	the demand for and production costs of ethanol,

•	competition from other alternative energy technologies, and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
On March 27, 2007, we entered into an Agreement and Plan of Merger and Reorganization in which we agreed to acquire SRS Energy, Inc., a Delaware corporation (“SRS Energy”), which is the holder of the technology licenses. Pursuant to the merger agreement, SRS Acquisition Sub Inc. our wholly-owned subsidiary, merged into SRS Energy with SRS Energy as the surviving corporation. We consummated the merger on May 31, 2007 resulting in SRS Energy becoming our wholly-owned subsidiary. Today, SRS Energy is our principal operating company. Effective August 2, 2007, we changed our name to CleanTech Biofuels, Inc.
SRS Energy was originally formed, in July 2004, as a wholly-owned subsidiary of Supercritical Recovery Systems, Inc., a Delaware corporation. At that time, Supercritical Recovery Systems was a licensee of various technologies for the processing of waste materials into usable products. While investigating different technologies, Supercritical Recovery Systems, Inc. was introduced to the PSC and Brelsford technologies and secured licenses to the technologies in SRS Energy. Prior to our acquisition of SRS Energy, Supercritical Recovery Systems, Inc. distributed approximately 80% of its ownership of SRS Energy to the stockholders of Supercritical Recovery Systems, Inc. Since our acquisition of SRS Energy, Supercritical Recovery Systems, Inc. has ceased its business activities with respect to licensing other technologies.
Plan of Operation/Results of Operations
The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information”.
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
Proof of Concept/Demonstration Phase
At this stage of our development we are seeking to prove that biomass derived using the PSC technology does not include any contaminants or residue that prohibit the chemical or biologic reactions necessary to complete the sacchrification and fermentation processes required to produce fuel grade ethanol. We believe that the HFTA technology may prove useful as a pretreatment for a variety of other hydrolysis technologies being developed to separate hemicelluloses and then using commercially available enzymes to separate the remaining cellulose and lignin. In order to determine whether this is true, we also are testing the HFTA equipment as a first-stage to separate hemicellulose and then using commercially available enzymes to separate the cellulose. In addition to using the HFTA technology for hydrolyzing biomass, we are also using the HFTA equipment to test a variety of other feedstocks, including corn stover, switch grass and wood waste using these same methods of hydrolyzing biomass. We believe the hydrolsate derived from these various processes and feedstocks can be fermented into alcohol.
Concurrent with the proof of concept, we are completing the design and engineering of a demonstration system that would incorporate all of our technology for sacchrification and fermentation into a continuously operating unit. We project that this system will process approximately four tons of MSW, or about one ton of dry biomass per operating day, which on average is eight hours. The purpose of the unit is to demonstrate the complete system for converting biomass derived from MSW into ethanol. Final details of the demonstration plant design will depend on results of the proof of concept phase; however, we have substantially completed these designs and believe we will be able to move to fabrication, procurement and construction of the demonstration unit upon completing the proof of concept testing provided we are able to obtain the financing necessary to do so. After completing construction of the demonstration plant, we intend to operate the plant for a period of time, currently anticipated to be two to three months, in order to conduct testing and evaluation necessary to complete the design of a small commercial plant. While we have not yet completed the project management plan for the demonstration phase of the project, we anticipate this phase of the project will require nine to twelve months following the end of the testing phase to complete.
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
Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff. Our success will also depend on a variety of market forces and other developments beyond our control. The following table sets forth the amounts of expenses and percentages of expenses represented by certain items reflected in our consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
Costs and expenses:
General and administrative	$649,462	68.8%	$4,007	67.0%
Professional fees	111,946	11.9%	1,970	33.0%
Research and development	183,104	19.4%	—	0.0%

	944,512	100.0%	5,977	100.0%

Other expense (income):
Interest	19,751		3,597
Amortization of technology license	3,750		—
Interest income	(5,727)		—

Net loss applicable to common stockholders	$962,286		$9,574

Three months ended March 31, 2008 compared to the three months ended March 31, 2007
General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our plan of operation. As a result, our increased operating activities and the issuance of options (and the resulting expense in accordance with FAS 123R) are the primary reasons we experienced significant increases in our costs and expenses when comparing the three months ended March 31, 2008 with the three months ended March 31, 2007. In particular, we experienced the following specific changes in our operations:
Costs and expenses:
General and administrative — The increase in 2008 is due primarily to recording approximately $585,000 in share-based compensation expense (FAS 123R), salary paid to our Chief Executive Officer and expenses for our office lease and related expenses which commenced in January 2008.
Professional fees — The increase in 2008 is due to increased costs incurred for legal, consulting and accounting fees related to various filings with the Securities and Exchange Commission (as we became a reporting company in January 2008), litigation matters and an increase in general business activities.
Research and development — The increase in 2008 is due to payments made to Merrick & Company, Hazen Research, Inc. and HFTA as commencement of our proof of concept/demonstration phase began during the third quarter 2007. All parties are involved in the testing, evaluation, design and construction of our proof of concept / demonstration phase and commercialization phase of our technologies.

Other expense (income):
Interest expense — The increase in 2008 is due primarily to the issuance in April 2007 of the Series A Convertible Debentures, which accrue interest at 6.0% per annum. Interest on the debentures for the three month ended March 31, 2008 is approximately $19,000.
Amortization of technology license — As the proof of concept/demonstration phase began during the third quarter 2007 we have begun to amortize the technology license fees previously capitalized.
Interest income — The income in 2008 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008.
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products.
We expect our current cash will be sufficient to fund the next one to two months of our plan of operation. Thereafter, we anticipate requiring additional capital to complete the demonstration and commercialization phases of our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. We anticipate that the current dispute with Bio-Products will make it significantly more difficult for us to raise capital. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.
We believe that the estimates, assumptions and judgments relating to research and development costs, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. Our critical accounting policies and estimate assumptions have not changed during 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
None.

Item 4T. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures — We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s (the “SEC”) rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended March 31, 2008, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
CleanTech Biofuels, Inc. v. Bioproducts International, Inc. On January 9, 2008, CleanTech Biofuels, Inc. and our wholly-owned subsidiary, SRS Energy, Inc. (“SRS Energy”), filed suit in Missouri Circuit Court seeking damages against Bio-Products, the licensor of our PSC technology, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products (“CES”), and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies, and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. The case has been subsequently moved to the Federal District Court in St. Louis, Missouri.
In addition, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005 (the “License Agreement”). We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement. The American Arbitration Association has determined that the arbitration will occur in St. Louis. In early April, an arbitrator was selected to hear this matter. We anticipate that the arbitration will occur in September 2008, at the earliest. On May 8, 2008, we filed a Temporary Restraining Order in the Arbitration seeking to require Bio-Products to provide us with biomass for testing purposes as required in the License Agreement.
If we are not successful in our arbitration and lawsuit, that failure could have a materially adverse effect on our business. See the Risk Factors and previous disclosure of this legal proceeding in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, and our Form 8-K filed with the Securities and Exchange Commission on January 10, 2008, all of which is incorporated by reference herein.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part II, Item 6 in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders — None.
Item 5. Other Information — None.
Item 6. Exhibits
(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH BIOFUELS, INC.
Date: May 15, 2008	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 15, 2008	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.