Form 10-Q
period 2008-06-30
CleanTech Biofuels, Inc.
filed 2008-08-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  TO  _____
Commission file number 333-145939
CLEANTECH BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0754902 (I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri (Address of principal executive offices)	63130 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2008, 58,232,591 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,092	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	49,565	72,026

	92,657	661,807

Property and equipment, net	31,101	3,099

Non-current asset:
Technology license, net	105,000	112,500

Total Assets	$228,758	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,317	$91,988
Accrued interest	10,290	60,433
Accrued professional fees	36,600	36,600
Capital Lease	4,930	—

Total current liabilities	179,137	189,021

Capital Lease	8,085	—
Series A Convertible Debentures	140,000	1,400,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 58,232,591 and 49,343,680 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	58,233	49,344
Additional paid-in capital	2,847,019	364,260
Notes receivable — restricted common shares issued to Directors	(90,000)	(90,000)
Deficit accumulated during the development stage	(2,913,716)	(1,135,219)

Total Stockholders’ Deficit	(98,464)	(811,615)

Total Liabilities and Stockholders’ Deficit	$228,758	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30		June 30		June 30,
	2008	2007	2008	2007	2008
Costs and expenses:
General and administrative	$675,819	$229,344	$1,325,281	$233,351	$1,824,916
Professional fees	78,946	154,873	190,892	156,843	519,535
Research and development	53,812	—	236,916	—	369,146

	808,577	384,217	1,753,089	390,194	2,713,597

Other expense (income):
Interest	4,136	17,500	23,887	21,097	90,655
Amortization of technology license	3,750	—	7,500	—	27,500
Deposit forfeiture	—	—	—	—	(25,000)
Interest income	(252)	(5,020)	(5,979)	(5,020)	(27,384)

	7,634	12,480	25,408	16,077	65,771

Net loss applicable to common stockholders	$816,211	$396,697	$1,778,497	$406,271	$2,779,368

Basic and diluted net loss per common share	$0.01	$0.01	$0.03	$0.01	$0.06

Weighted average common shares outstanding	57,489,950	43,684,232	53,786,237	41,154,508	44,983,720

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit (unaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares	(inception) to
	Common Stock		Paid-in	issued to	June 30,
	Shares	Amount	Capital	Directors	2008

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Conversion of promissory notes in April 2008 at $.15 per share	4,455,844	4,456	663,921
Stock-based compensation			1,158,311
Net loss					(1,778,497)

Balances at June 30, 2008	58,232,591	$58,233	$2,847,019	$(90,000)	$(2,913,716)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	For the six months ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(1,778,497)	$(406,271)	$(2,779,368)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	7,500	—	27,500
Depreciation	12,796	—	13,052
Share-based compensation expense	1,158,311	—	1,197,440
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities:
Interest receivable	(5,475)	(4,375)	(24,900)
Prepaids and other current assets	22,461	—	(49,565)
Technology license	—	(15,000)	(132,500)
Accounts payable	35,329	—	127,317
Accrued interest	23,194	15,061	83,627
Accrued liabilities	—	14,496	36,600

Cash used by operating activities	(524,381)	(396,089)	(1,375,670)

INVESTING ACTIVITIES
Expenditures for equipment	(40,798)	—	(44,153)

Cash used by investing activities	(40,798)	—	(44,153)

FINANCING ACTIVITIES
Advances — related parties	—	(110,957)	—
Capital lease	13,015	—	13,015
Series A Convertible Debentures	474,900	950,000	1,424,900
Sale of common stock	—	—	25,000

Cash provided by financing activities	487,915	839,043	1,462,915

(Decrease) increase in cash and cash equivalents	(77,264)	442,954	43,092
Cash and cash equivalents at beginning of period	120,356	20	—

Cash and cash equivalents at end of period	$43,092	$442,974	$43,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$—	$450,000	$450,000

Series A Convertible Debentures	$—	$450,000	$450,000

Restricted common stock issued to Directors	$—	$—	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Debentures converted	$1,333,337	$—	$1,333,337

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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. Its business strategy is to develop, own and operate renewable energy facilities with a primary focus on the conversion of cellulose feed stocks to fuel ethanol and other combustible fuels. The Company has limited exclusive licenses to technology designed to convert cellulosic feed stocks, including municipal solid waste (also referred to as MSW), into ethanol and other combustible sources of energy. The Company has no operating history as a producer of ethanol and has not constructed any ethanol plants to date. It has no revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so.
Note 2 — Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.
Note 3 — Technology Licenses
Brelsford Engineering, Inc.
On April 1, 2005, the Company entered into a license agreement with Brelsford Engineering, Inc. (“Brelsford”) giving the Company the exclusive right to use Brelsford’s technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology. Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also pays a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with the respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company had met all requirements to maintain the exclusivity of its license. In addition, the Company will pay a royalty fee equal to 4 percent of sales resulting from use of the licensed product less any applicable taxes. Brelsford may terminate the license agreement on sixty days’ notice if the Company fails to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. Amortization expense for the three and six months ended June 30, 2008 is $3,750 and $7,500, respectively. There was no amortization expense for the three and six months ended June 30, 2007. The license, issued by Brelsford, terminates simultaneously with the expiration of the patent, in May 2015.

Bio-Products International, Inc.
On August 17, 2005, the Company entered into a license agreement with Bio-Products International, Inc. (“Bio-Products”) giving the Company limited exclusive rights to use Bio-Products technology (Patent No. 6,306,248) to process MSW and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct MSW to ethanol plants in the United States. The Company’s license with Bio-Products is for a period of twenty years. Under the license, Bio-Products is paid a process royalty of $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. The Company also is required to pay a by-product royalty of 2.5 percent of the gross sales price in excess of $10 per ton obtained from the sale of recyclable byproducts, excluding the cellulosic biomass. Bio-Products will also be paid a monthly fee for technical services to be provided by Bio-Products for each facility to be constructed and operated which initially will be $10,000 per month and will increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee continues until construction of the facility is completed.
HFTA, Inc.
On March 20, 2008, the Company entered into a license agreement with HFTA, Inc. (“HFTA”) granting the Company the exclusive worldwide right to use the HFTA technology for the production of ethanol from MSW. The terms set out in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee in the amount of $150,000 on September 1, 2009 if we are using the technology at that time.
Additionally, we deposited 2,887,687 shares of our common stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. For accounting purposes, the shares held in escrow are not considered issued and outstanding as the Company has the option to use or not use the technology and the shares are not deemed issued or vested until that time as described above. As of June 30, 2008, the approximate expense to be recorded upon issuing the first third of the shares, based on the market value of our common stock at June 30, 2008, would be approximately $1.1 million.
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
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
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

The Company received cash of $950,000 and Promissory Notes (“Notes”) with an aggregate principal amount of $450,000 that accrue interest at 6.0%. Effective with the listing of our common stock on the OTCBB on March 13, 2008 (previously traded on Pink Sheets) we received full payment on all principal and accrued interest on the Notes totaling approximately $475,000 on March 14, 2008.
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of June 30, 2008 and August 5, 2008, $140,000 of our Debentures remained outstanding and eligible for conversion.
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
In March 2008, the Company issued 4,433,067 shares of common stock ($0.15 per share) upon the conversion of an aggregate amount of $630,000 of the Company’s Debentures and accrued interest of approximately $35,000.
In April 2008, the Company issued 4,455,844 shares of common stock ($0.15 per share) upon the conversion of an aggregate amount of $630,000 of the Company’s Debentures and accrued interest of approximately $38,000.
Note 6 — Related Party Transactions
For the three and six months ended June 30, 2008, the Company incurred corporate and administrative fees of approximately $160 and $510, respectively, for expenses paid by its president on behalf of the Company. For the three and six months ended June 30, 2007, the Company incurred corporate and administrative fees of approximately $-0- and $4,000, respectively, for expenses paid by its president on behalf of the Company. The Company had been using the office of its president for corporate and administrative purposes until entering into a lease for office space which we occupied and began paying rent in January 2008.
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
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors pursuant to which the members acquired shares of restricted stock. The directors issued notes to the Company in exchange for their stock purchases. See Note 7 for further discussion. These notes are recorded as notes receivable in Stockholders’ Deficit.

The Company engages the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three and six months ended June 30, 2008, we incurred approximately $58,000 and $113,000, respectively, in legal fees with SSB. For the three and six months ended June 30, 2007, we incurred approximately $105,000 in legal fees with SSB. As of June 30, 2008, all amounts have been paid to SSB except for approximately $58,000.
The Company uses Arthur J. Gallagher (“AJG”) as its broker for business and property insurance. Our CEO’s brother is employed by AJG and is involved in the negotiation of coverage and premiums related to policies placed for the Company. For the three and six months ended June 30, 2008, the Company paid approximately $0 and $3,000, respectively, in commissions on policies placed by AJG. The Company placed no policies and paid no commissions in 2007.
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
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. The Company has reserved a maximum of 9,000,000 shares of common stock to be issued for the exercise of options or shares awarded under the Stock Plan. A proposal to increase the maximum share amount to 9,000,000 from 7,000,000 was approved by the Company’s stockholders at the Company’s Annual Stockholder Meeting, held on June 17, 2008.
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted common stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At June 30, 2008, 266,680 shares remain subject to a right of repurchase. No outstanding options were cancelled, expired or exercisable as of June 30, 2008.
Additionally, upon commissioning of the pilot plant, an option to purchase 1,200,000 shares of common stock will be issued to our Chief Executive Officer. This option has not yet been granted, but if and when granted, will vest ratably over three years beginning on August 31, 2009.
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted was estimated as of June 30, 2008 to be $1.05 per share assuming a contract term of 6.1 years, a risk-free interest rate of 3.6%, expected volatility of 43.1% and no expected dividends. Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates.

During the three and six months ended June 30, 2008, the Company recorded, as general and administrative expenses, stock based compensation of approximately $572,000 and $1,158,000 for stock options, respectively. No expense was recorded for the three and six months ended June 30, 2007 as the Company’s Stock Plan was adopted in March 2007 and grants were first made in August 2007. Related to these grants, the Company will record future compensation expense for stock options of approximately $760,000 for the remaining six months of 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $236,000 for the six months ended June 30, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of June 30, 2008, there was approximately $3,021,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.96 years.

Weighted
	Shares Under	Average
	Option	Exercise Price
Adoption of Stock Plan in March 2007	—
Granted	4,010,000	$0.15
Exercised	—
Forfeited	—

Options outstanding at December 31, 2007	4,010,000	0.15
Granted	—
Exercised	—
Forfeited	—

Options outstanding at June 30, 2008	4,010,000

Options exercisable at June 30, 2008	—

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
Note 8 — Commitments and Contingencies
Project management — The Company entered into an engagement agreement with Merrick & Company to develop a complete project management plan for the pilot development plan. For the three and six months ended June 30, 2008, we incurred approximately $17,000 and $74,000, respectively, for engineering, design and consulting services. After completing the project management plan, we engaged Merrick & Company to construct, test, and evaluate the HFTA equipment and the demonstration plant. As part of the testing and evaluation, Merrick & Company will provide construction observation of the demonstration unit in conjunction with Hazen Research, Inc. The system will demonstrate the efficacy of using biomass derived from municipal waste to produce ethanol using our licensed technologies and will allow us to develop the engineering data to design and construct a small commercial plant. Our engagement calls for further payments to Merrick & Company on an as billed basis as they proceed with the engineering review and testing of our technology.

In December 2007, the Company entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of the demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. For the three and six months ended June 30, 2008, we incurred approximately $25,000 and $115,000, respectively, for the proof of concept phase with Hazen. We are currently working with Hazen to develop an estimate of the costs to construct and operate the demonstration unit at their facility.
Leases — We entered into a lease on October 16, 2007 (and took occupancy in January 2008) to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities. We entered into a lease for office furniture in January 2008. The lease payments are approximately $420 plus applicable taxes per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.
Note 9 — Subsequent Events
Regulation S Offering
On July 3, 2008, the Company entered into a letter agreement (the “Agreement”) with Concord Business Development (“Concord”) to commence an offering of our common stock pursuant to and in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in which we seek to raise up to $5.0 million (the “Offering”). Under the agreement, the Company will be paid an amount equal to 60% of the total offering proceeds. As of August 13, 2008, the Company is working with Concord on the necessary documents for closing on the first round of funding. We cannot be assured of closing on the Offering in part or in its entirety. Without this funding on a timely basis, the development of our technologies, facilities and products will be delayed and we could be forced to limit or terminate our operations altogether.
Simultaneous with our entry into the Agreement, we agreed to issue warrants to purchase shares of our common stock at a price of $1.25 per share to Carlton Phips, Ltd. (“Carlton”) in an amount equal to 24% of the total shares issued in the Offering as compensation to Carlton for introducing the Company to Concord. These warrants may be exercised at any time within five years after the date of issuance.
There is no assurance that the Company will raise a portion of or the full $5.0 million under the Offering. Please see the Risk Factor relating to this issue under Part II, Item 1A for further information.
Acquisition of Biomass North America Licensing, Inc.
On July 15, 2008, we entered into an Agreement and Plan of Merger with Biomass North America Licensing, Inc. (“Biomass”) whereby Biomass will be merged with and into a wholly-owned subsidiary of CleanTech Biofuels, Inc. The merger agreement is subject to certain conditions to closing, including approval of the Boards of Directors of both companies. Biomass holds an exclusive license to use patent pending technology to clean and separate municipal solid waste.
Pursuant to the terms of this agreement, we will be required to issue 2,000,000 shares of our common stock to the shareholders of Biomass at closing and deposit an additional 4,000,000 shares of our common stock into an escrow account. The 4,000,000 shares of our common stock held in escrow will be released upon commencement of a commercial project that utilizes the technology owned by Biomass.
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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	the commercial viability of our technologies,

•	our ability to maintain and enforce our exclusive rights to our technologies,

•	our ability to raise additional capital on favorable terms to continue developing our technologies,

•	our disputes and resulting litigation with the licensor of our PSC technology,

•	the demand for and production costs of ethanol,

•	competition from other alternative energy technologies, and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
Plan of Operation
The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”
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
We have no operating history as a producer of ethanol and have not constructed any ethanol plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will be sufficient only to complete a portion of the testing of our technologies and to provide a limited amount of working capital. We will require substantial additional capital to implement our business plan and we may be unable to obtain the capital required to build any commercial plants. Our strategy is to build our company in several phases with the ultimate goal of becoming a leading producer of ethanol and other combustible fuels from municipal waste and other feedstocks.

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
Proof of Concept/Demonstration Phase
In our current stage of our development, we are seeking to prove that biomass derived using the PSC technology does not include any contaminants or residue that prohibit the chemical or biologic reactions necessary to complete the sacchrification and fermentation processes required to produce fuel grade ethanol. We believe that the HFTA technology may prove useful as a pretreatment for a variety of other hydrolysis technologies being developed to separate hemicelluloses and then using commercially available enzymes to separate the remaining cellulose and lignin. In order to determine whether this is true, we also are testing the HFTA equipment as a first-stage to separate hemicellulose and then using commercially available enzymes to separate the cellulose. In addition to using the HFTA technology for hydrolyzing biomass, we are using the HFTA equipment to test a variety of other feedstocks, including corn stover, switch grass and wood waste using these same methods of hydrolyzing biomass. We believe the hydrolsate derived from these various processes and feedstocks can be fermented into alcohol.
Concurrent with the proof of concept, we are completing the design and engineering of a demonstration unit that would incorporate all of our technologies for sacchrification and fermentation into a continuously operating unit. We project that this unit will process approximately four tons of MSW, or about one ton of dry biomass per operating day, which on average is eight hours. The purpose of the unit is to demonstrate the complete system for converting biomass derived from MSW into ethanol. Final details of the demonstration plant design will depend on results of the proof of concept phase; however, we have substantially completed these designs and believe we will be able to move to fabrication, procurement and construction of the demonstration unit upon completing the proof of concept testing provided we are able to obtain the financing necessary to do so. After completing construction of the demonstration unit, we intend to operate the unit for a period of time, currently anticipated to be two to three months, in order to conduct testing and evaluation necessary to complete the design of a small commercial plant. While we have not yet completed the project management plan for the demonstration phase of the project, we anticipate the demonstration phase of the project will require nine to twelve months following the end of the testing phase to complete.
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

Results of Operations
The following table sets forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$675,819	$229,344	$446,475	194.7%
Professional fees	78,946	154,873	(75,927)	-49.0%
Research and development	53,812	—	53,812	N/M

	808,577	384,217	424,360

Other expense (income):
Interest	4,136	17,500	(13,364)	-76.4%
Amortization of technology license	3,750	—	3,750	N/M
Interest income	(252)	(5,020)	4,768	-95.0%

Net loss applicable to common stockholders	$816,211	$396,697	$419,514

	Six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$1,325,281	$233,351	$1,091,930	467.9%
Professional fees	190,892	156,843	34,049	21.7%
Research and development	236,916	—	236,916	N/M

	1,753,089	390,194	1,362,895

Other expense (income):
Interest	23,887	21,097	2,790	13.2%
Amortization of technology license	7,500	—	7,500	N/M
Interest income	(5,979)	(5,020)	(959)	19.1%

Net loss applicable to common stockholders	$1,778,497	$406,271	$1,372,226

General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our plan of operation. As a result, our increased operating activities and the issuance of options under the 2007 Stock Option Plan (and the resulting expense in accordance with FAS 123R) are the primary reasons we experienced significant increases in our costs and expenses when comparing the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007. In particular, we experienced the following specific changes in our operations:
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Costs and expenses:
General and administrative — The increase in 2008 is due primarily to recording approximately $572,000 in share-based compensation expense (FAS 123R) and expenses for our office lease and related expenses which commenced in January 2008.
Professional fees — The decrease in 2008 is due to costs in 2007 incurred for legal, consulting and accounting fees primarily related to our reverse merger and related Securities and Exchange Commission registration filing.
Research and development — The increase in 2008 is due to payments made to Merrick & Company and Hazen Research, Inc. as we continued to progress through our proof of concept/demonstration phase which began during the third quarter of 2007. Both parties are involved in the testing, evaluation, design and construction of our proof of concept / demonstration phase and commercialization phase of our technologies.

Other expense (income):
Interest expense — The decrease in 2008 is due primarily to the conversion of $1.26 million of our $1.4 million Series A Convertible Debentures, which were originally issued in April 2007. Subsequent to these conversions during the second quarter of 2008, interest no longer accrues on the debentures which were converted. Interest continues to accrue at 6.0% per annum on the remaining $140,000 of debentures outstanding. Interest on the debentures for the three months ended June 30, 2008 and 2007 is $3,750 and $17,500, respectively.
Amortization of technology license — As the proof of concept/demonstration phase began during the third quarter 2007 we have begun to amortize the technology license fees previously capitalized.
Interest income — The income in 2007 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008 and thus no longer earn interest at 6% per annum on those notes.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Costs and expenses:
General and administrative — The increase in 2008 is due primarily to recording approximately $1.16 million in share-based compensation expense (FAS 123R), salary paid to our Chief Executive Officer and expenses for our office lease and related expenses which commenced in January 2008.
Professional fees — The increase in 2008 is due to increased costs incurred for legal, consulting and accounting fees related to various filings with the Securities and Exchange Commission (as we became a reporting company in January 2008), litigation matters and an increase in general business activities.
Research and development — The increase in 2008 is due to payments made to Merrick & Company, Hazen Research, Inc. and HFTA as we continue to progress through our proof of concept/demonstration phase which began during the third quarter of 2007.
Other expense (income):
Amortization of technology license — As the proof of concept/demonstration phase began during the third quarter 2007 we have begun to amortize the technology license fees previously capitalized.
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products.
On July 3, 2008, the Company entered into a letter agreement (the “Agreement”) with Concord Business Development (“Concord”) to commence an offering of our common stock pursuant to and in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, in which we seek to raise up to $5.0 million (the “Offering”). Under the agreement, the Company will be paid an amount equal to 60% of the total offering proceeds. As of August 13, 2008, the Company is working with Concord on the necessary documents for closing on the first round of funding. We cannot be assured of closing on the Offering in part or in its entirety. Without this funding on a timely basis, the development of our technologies, facilities and products will be delayed and we could be forced to limit or terminate our operations altogether.
Simultaneous with our entry into the Agreement, we agreed to issue warrants to purchase shares of our common stock at a price of $1.25 per share to Carlton Phips, Ltd. (“Carlton”) in an amount equal to 24% of the total shares issued in the Offering as compensation to Carlton for introducing the Company to Concord. These warrants may be exercised at any time within five years after the date of issuance.
There is no assurance that the Company will raise a portion of or the full $5.0 million under the Offering. Please see the Risk Factor relating to this issue under Part II, Item 1A for further information.

We expect cash raised through our agreement with Concord will be sufficient to fund approximately the next six months of our plan of operation. Thereafter, we anticipate requiring additional capital to complete the demonstration and commercialization phases of our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. We anticipate that the current dispute with Bio-Products will make it significantly more difficult for us to raise capital. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at June 30, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended June 30, 2008, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
CleanTech Biofuels, Inc. v. Bioproducts International, Inc. On January 9, 2008, CleanTech Biofuels, Inc. and our wholly-owned subsidiary, SRS Energy, Inc. (“SRS Energy”), filed suit in Missouri Circuit Court seeking damages against Bio-Products International, Inc. (“Bio-Products”), the licensor of our PSC technology, Clean Earth Solutions, Inc., which we believe to be an affiliate of Bio-Products (“CES”), and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies, and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. The case was subsequently moved to the Federal District Court in St. Louis, Missouri and the claims against individuals associated with CES were dismissed and the remaining claims were consolidated with our ongoing arbitration.
In addition, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005 (the “License Agreement”). We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement. The American Arbitration Association has determined that the arbitration will occur in St. Louis. In early April, an arbitrator was selected to hear this matter. We anticipate that the arbitration will occur in October 2008, at the earliest. On May 8, 2008, we filed a Temporary Restraining Order in the Arbitration seeking to require Bio-Products to provide us with biomass for testing purposes as required in the License Agreement. On July 3, 2008, we entered into a consent judgment pursuant to which Bio-Products agreed to provide us with biomass for testing purposes.
If we are not successful in our arbitration and lawsuit, that failure could have a materially adverse effect on our business. See the Risk Factors and previous disclosure of this legal proceeding in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008, our Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 15, 2008 and our Form 8-K filed with the SEC on January 10, 2008, all of which are incorporated herein by reference.
Item 1A. Risk Factors
We may not be able to raise the full $5.0 million with Concord Business Development (“Concord”)
The Company entered into a letter agreement with Concord to commence an offering of our common stock pursuant to Regulation S, in which we seek to raise up to $5.0 million. The company receives 60% of these proceeds. The Company is currently working with Concord on the necessary documents for closing on the first round of funding. If we are unable to complete a portion of or the full funding, we will be required to obtain additional funding sooner than expected. As disclosed previously in this report and in our risk factors in our Form 10-KSB for the year ended December 31, 2007, we will require significant capital in order to complete our proof of concept, commercialization and replication/rollout phases. In addition to the funding raised with Concord, we will require additional funding to complete these phases. Without the full funding with Concord, we will need to raise additional capital sooner than expected and may not be able to complete this funding. Without this additional funding on a timely basis, the development of our technologies, facilities and products could be delayed and we could be forced to limit or terminate our operations altogether.
In addition to the risk factor above and the other information set forth in this report, you should carefully consider the risk factors discussed in Part II, Item 6 in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders —
The Company’s annual meeting of stockholders was held on June 17, 2008. At the meeting, the stockholders voted on matters as follows:
1. Election of Board of Directors (Class 1) —

	Votes For	Votes Against	Votes Withheld
Paul Simon, Jr.	36,837,021	—	4,479,203
Benton Becker	41,316,224	—	—
Edward P. Hennessey, Larry McGee and Ira Langenthal continue to serve as members of our Board of Directors.
2. Increase reserve for 2007 Option Plan from 7,000,000 shares to 9,000,000 shares —

Votes For	29,761,555
Votes Against	5,422,766
Votes Abstained	134,333
3. Ratification of Auditor —

Votes For	41,260,947
Votes Against	—
Votes Abstained	55,275
Item 5. Other Information — None.
Item 6. Exhibits
(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization by and among Cleantech Biofuels, Inc., Biomass NA Acquisition Subsidiary, Inc. and Biomass North America Licensing, Inc. dated as of July 14, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: August 13, 2008	/s/ Edward P. Hennessey, Jr. Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 13, 2008	/s/ Thomas Jennewein Thomas Jennewein
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization by and among Cleantech Biofuels, Inc., Biomass NA Acquisition Subsidiary, Inc. and Biomass North America Licensing, Inc. dated as of July 14, 2008
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.