Form 10-Q/A
period 2008-03-31
CleanTech Biofuels, Inc.
filed 2008-10-27
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

CLEANTECH BIOFUELS, INC.

EXPLANATORY NOTE:

Cleantech Biofuels, Inc. (the “Company”) is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (originally filed with the Securities and Exchange Commission on May 15, 2008) containing the following revision:

•
The calculation of the Company’s share-based compensation expense (FAS123R) was incorrectly calculated for the three months ended March 31, 2008. The result is a reduction to expense and Additional Paid In Capital of approximately $503,000. This change is reflected in all the financial statements and Note 7 in Part I, Item 1 and Results of Operations in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as expressly set forth in this Form 10-Q/A, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 has not been amended, updated or otherwise modified.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events.  Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q.  With this Amendment, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEET

	March 31, 2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$297,590	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	60,445	72,026

	358,035	661,807

Property and equipment, net	38,989	3,099

Non-current asset:
Technology license, net	108,750	112,500

Total Assets	$505,774	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,526	$91,988
Accrued interest	44,917	60,433
Accrued professional fees	36,600	36,600
Capital Lease	4,508	—

Total current liabilities	249,551	189,021

Capital Lease	9,245	—
Series A Convertible Debentures	770,000	1,400,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 53,776,747 and 49,343,680 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	53,777	49,344
Additional paid-in capital	1,107,467	364,260
Notes receivable — restricted common shares issued to Directors	(90,000)	(90,000)
Deficit accumulated during the development stage	(1,594,266)	(1,135,219)

Total Stockholders’ Deficit	(523,022)	(811,615)

Total Liabilities and Stockholders’ Deficit	$505,774	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2008	2007	2008

Costs and expenses:
General and administrative	$146,223	$4,007	$645,858
Professional fees	111,946	1,970	440,589
Research and development	183,104	—	315,334

	441,273	5,977	1,401,781

Other expense (income):
Interest	19,751	3,597	86,519
Amortization of technology license	3,750	—	23,750
Deposit forfeiture	—	—	(25,000)
Interest income	(5,727)	—	(27,132)

	17,774	3,597	58,137

Net loss applicable to common stockholders	$459,047	$9,574	$1,459,918

Basic and diluted net loss per common share	$0.01	**	$0.04

Weighted average common shares outstanding	50,082,525	38,624,784	41,107,993

**	- less than $.01 per share
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit (unaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares	(inception) to
	Common Stock		Paid-in	issued to	March 31,
	Shares	Amount	Capital	Directors	2008

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Stock-based compensation			82,680
Net loss					(459,047)

Balances at March 31, 2008	53,776,747	$53,777	$1,107,467	$(90,000)	$(1,594,266)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			July 14, 2004
	For the three months ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(459,047)	$(9,574)	$(1,459,918)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	3,750	—	23,750
Depreciation	4,909	—	5,165
Share-based compensation expense	82,680	—	121,809
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities:
Interest receivable	(5,475)	—	—
Prepaids and other current assets	11,581	—	(60,445)
Technology license	—	(15,000)	(132,500)
Accounts payable	71,538	—	163,526
Accrued interest	19,444	3,027	54,977
Accrued liabilities	—	1,971	36,600

Cash used by operating activities	(270,620)	(19,576)	(1,121,909)

INVESTING ACTIVITIES
Expenditures for equipment	(40,799)	—	(44,154)

Cash used by investing activities	(40,799)	—	(44,154)

FINANCING ACTIVITIES
Advances — related parties	—	19,576	—
Capital lease	13,753	—	13,753
Series A Convertible Debentures	474,900	—	1,424,900
Sale of common stock	—	—	25,000

Cash provided by financing activities	488,653	19,576	1,463,653

Increase (decrease) in cash and cash equivalents	177,234	—	297,590
Cash and cash equivalents at beginning of period	120,356	20	—

Cash and cash equivalents at end of period	$297,590	$20	$297,590

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$—	$—	$450,000

Series A Convertible Debentures	$—	$—	$450,000

Restricted common stock issued to Directors	$—	$—	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Debentures converted	$664,960	$—	$664,960

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
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted during 2007 was determined on the date of grant. The average fair value was $0.084 per share assuming an expected term of 5.0 years, as estimated by management, a risk-free interest rate of approximately 4.27%, expected volatility of 61.49% considering historical data for related companies and no expected dividends. Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates.
During the three months ended March 31, 2008, the Company recorded, as general and administrative expenses, stock based compensation of approximately $79,000 for employee stock options and $4,000 for director stock options. No expense was recorded for the three months ended March 31, 2007 as the Company’s Stock Plan was adopted in March 2007 and grants were first made in August 2007. Related to these grants, the Company will record future compensation expense for stock options of approximately $117,000 for the remaining nine months of 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $51,000 at March 31, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of March 31, 2008, there was approximately $215,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

	Three months ended		Three months ended
	March 31, 2008		March 31, 2007
Costs and expenses:
General and administrative	$146,223	33%	$4,007	67.0%
Professional fees	111,946	25%	1,970	33.0%
Research and development	183,104	42%	—	0.0%

	441,273	100.0%	5,977	100.0%

Other expense (income):
Interest	19,751		3,597
Amortization of technology license	3,750		—
Interest income	(5,727)		—

Net loss applicable to common stockholders	$459,047		$9,574

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
Costs and expenses:
General and administrative — The increase in 2008 is due primarily to recording approximately $83,000 in share-based compensation expense (FAS 123R), salary paid to our Chief Executive Officer and expenses for our office lease and related expenses which commenced in January 2008.
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

CLEANTECH BIOFUELS, INC.
Date: October 27, 2008	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: October 27, 2008	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.