Form 10-Q/A
period 2008-06-30
CleanTech Biofuels, Inc.
filed 2008-10-27
CIK 1411036

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

CLEANTECH BIOFUELS, INC.

EXPLANATORY NOTE:

Cleantech Biofuels, Inc. (the “Company”) is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (originally filed with the Securities and Exchange Commission on August 13, 2008) containing the following revision:

•
The calculation of the Company’s share-based compensation expense (FAS123R) was incorrectly calculated for the three and six months ended June 30, 2008. The result is a reduction to expense and Additional Paid In Capital of approximately $521,000 and $1,024,000 for the three and six months ended June 30, 2008, respectively. This change is reflected in all the financial statements and Note 7 in Part I, Item 1 and Results of Operations in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as expressly set forth in this Form 10-Q/A, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 has not been amended, updated or otherwise modified.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,092	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	49,565	72,026

	92,657	661,807

Property and equipment, net	31,101	3,099

Non-current asset:
Technology license, net	105,000	112,500

Total Assets	$228,758	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,317	$91,988
Accrued interest	10,290	60,433
Accrued professional fees	36,600	36,600
Capital Lease	4,930	—

Total current liabilities	179,137	189,021

Capital Lease	8,085	—
Series A Convertible Debentures	140,000	1,400,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 58,232,591 and 49,343,680 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	58,233	49,344
Additional paid-in capital	1,823,068	364,260
Notes receivable — restricted common shares issued to Directors	(90,000)	(90,000)
Deficit accumulated during the development stage	(1,889,765)	(1,135,219)

Total Stockholders’ Deficit	(98,464)	(811,615)

Total Liabilities and Stockholders’ Deficit	$228,758	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30		June 30		June 30,
	2008	2007	2008	2007	2008
Costs and expenses:
General and administrative	$155,107	$229,344	$301,330	$233,351	$800,965
Professional fees	78,946	154,873	190,892	156,843	519,535
Research and development	53,812	—	236,916	—	369,146

	287,865	384,217	729,138	390,194	1,689,646

Other expense (income):
Interest	4,136	17,500	23,887	21,097	90,655
Amortization of technology license	3,750	—	7,500	—	27,500
Deposit forfeiture	—	—	—	—	(25,000)
Interest income	(252)	(5,020)	(5,979)	(5,020)	(27,384)

	7,634	12,480	25,408	16,077	65,771

Net loss applicable to common stockholders	$295,499	$396,697	$754,546	$406,271	$1,755,417

Basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.01	$0.04

Weighted average common shares outstanding	57,489,950	43,684,232	53,786,237	41,154,508	44,983,720

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit (unaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares	(inception) to
	Common Stock		Paid-in	issued to	June 30,
	Shares	Amount	Capital	Directors	2008

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Conversion of promissory notes in April 2008 at $.15 per share	4,455,844	4,456	663,921
Stock-based compensation			134,360
Net loss					(754,546)

Balances at June 30, 2008	58,232,591	$58,233	$1,823,068	$(90,000)	$(1,889,765)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	For the six months ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(754,546)	$(406,271)	$(1,755,417)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	7,500	—	27,500
Depreciation	12,796	—	13,052
Share-based compensation expense	134,360	—	173,489
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities:
Interest receivable	(5,475)	(4,375)	(24,900)
Prepaids and other current assets	22,461	—	(49,565)
Technology license	—	(15,000)	(132,500)
Accounts payable	35,329	—	127,317
Accrued interest	23,194	15,061	83,627
Accrued liabilities	—	14,496	36,600

Cash used by operating activities	(524,381)	(396,089)	(1,375,670)

INVESTING ACTIVITIES
Expenditures for equipment	(40,798)	—	(44,153)

Cash used by investing activities	(40,798)	—	(44,153)

FINANCING ACTIVITIES
Advances — related parties	—	(110,957)	—
Capital lease	13,015	—	13,015
Series A Convertible Debentures	474,900	950,000	1,424,900
Sale of common stock	—	—	25,000

Cash provided by financing activities	487,915	839,043	1,462,915

(Decrease) increase in cash and cash equivalents	(77,264)	442,954	43,092
Cash and cash equivalents at beginning of period	120,356	20	—

Cash and cash equivalents at end of period	$43,092	$442,974	$43,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$—	$450,000	$450,000

Series A Convertible Debentures	$—	$450,000	$450,000

Restricted common stock issued to Directors	$—	$—	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Debentures converted	$1,333,337	$—	$1,333,337

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

During the three and six months ended June 30, 2008, the Company recorded, as general and administrative expenses, stock based compensation of approximately $51,000 and $134,000 for stock options, respectively. No expense was recorded for the three and six months ended June 30, 2007 as the Company’s Stock Plan was adopted in March 2007 and grants were first made in August 2007. Related to these grants, the Company will record future compensation expense for stock options of approximately $66,000 for the remaining six months of 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $72,000 at June 30, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of June 30, 2008, there was approximately $164,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Results of Operations
The following table sets forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$155,107	$229,344	$(74,237)	-32.4%
Professional fees	78,946	154,873	(75,927)	-49.0%
Research and development	53,812	—	53,812	N/M

	287,865	384,217	(96,352)

Other expense (income):
Interest	4,136	17,500	(13,364)	-76.4%
Amortization of technology license	3,750	—	3,750	N/M
Interest income	(252)	(5,020)	4,768	-95.0%

Net loss applicable to common stockholders	$295,499	$396,697	$(101,198)

	Six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$301,330	$233,351	$67,979	29.1%
Professional fees	190,892	156,843	34,049	21.7%
Research and development	236,916	—	236,916	N/M

	729,138	390,194	338,944

Other expense (income):
Interest	23,887	21,097	2,790	13.2%
Amortization of technology license	7,500	—	7,500	N/M
Interest income	(5,979)	(5,020)	(959)	19.1%

Net loss applicable to common stockholders	$754,546	$406,271	$348,275

General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our plan of operation. As a result, our increased operating activities and the issuance of options under the 2007 Stock Option Plan (and the resulting expense in accordance with FAS 123R) are the primary reasons we experienced increases in our costs and expenses when comparing the six months ended June 30, 2008 with the six months ended June 30, 2007. In particular, we experienced the following specific changes in our operations:
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Costs and expenses:
General and administrative — The decrease in 2008 is due primarily to reduced marketing expenses offset by expenses for our office lease and related expenses which commenced in January 2008.
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
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Costs and expenses:
General and administrative — The increase in 2008 is due primarily to recording approximately $134,000 of share-based compensation expense (FAS123R), salary paid to our Chief Executive Officer and expenses for our office lease and related expenses which commenced in January 2008, offset by a reduction in marketing expenses.
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