Form 10-Q
period 2008-09-30
CleanTech Biofuels, Inc.
filed 2008-11-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2008, 61,090,153 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,803	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	57,894	72,026

	71,697	661,807

Property and equipment, net	23,213	3,099

Non-current assets:
Technology licenses, net	2,123,032	112,500

Total Assets	$2,217,942	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$230,286	$91,988
Accrued interest	12,717	60,433
Accrued professional fees	36,600	36,600
Note Payable, net	78,050	—
Capital Lease	4,596	—

Total current liabilities	362,249	189,021

Capital Lease	7,304	—
Due to Investors	77,000	—
Series A Convertible Debentures	140,000	1,400,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 61,090,153 and 49,343,680 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	61,090	49,344
Additional paid-in capital	3,786,884	364,260
Notes receivable — restricted common shares issued to Directors	(90,000)	(90,000)
Deficit accumulated during the development stage	(2,126,585)	(1,135,219)

Total Stockholders’ Equity (Deficit)	1,631,389	(811,615)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,217,942	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Costs and expenses:
General and administrative	$99,204	$175,635	$400,534	$408,986	$900,169
Professional fees	90,284	62,152	281,176	218,995	609,819
Research and development	40,271	41,533	277,187	41,533	409,417

	229,759	279,320	958,897	669,514	1,919,405

Other expense (income):
Interest	3,314	21,466	27,201	42,563	93,969
Amortization of technology license	3,750	16,250	11,250	16,250	31,250
Deposit forfeiture	—	—	—	—	(25,000)
Interest income	(3)	(9,038)	(5,982)	(14,058)	(27,387)

	7,061	28,678	32,469	44,755	72,832

Net loss applicable to common stockholders	$236,820	$307,998	$991,366	$714,269	$1,992,237

Basic and diluted net loss per common share	**	$0.01	$0.02	$0.02	$0.04

Weighted average common shares outstanding	58,708,851	49,043,680	55,427,109	43,784,232	45,850,570

**	— less than $.01 per share
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

				Notes Rec —
				restricted
				common	July 14, 2004
			Additional	shares	(inception) to
	Common Stock		Paid-in	issued to	September 30,
	Shares	Amount	Capital	Directors	2008

Balances at December 31, 2007	49,343,680	$49,344	$364,260	$(90,000)	$(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Conversion of promissory notes in April 2008 at $.15 per share	4,455,844	4,456	663,921
Shares released from escrow to HFTA	962,562	962	499,570
Shares issued in accordance with Biomass North America Licensing, Inc. merger	1,895,000	1,895	1,419,355
Discount on Note Payable			2,525
Stock-based compensation			176,726
Net loss					(991,366)

Balances at September 30, 2008	61,090,153	$61,090	$3,786,884	$(90,000)	$(2,126,585)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited)

			July 14, 2004
	For the nine months ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss applicable to common stockholders	$(991,366)	$(714,269)	$(1,992,237)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Common stock issued for organizational costs	—	—	100
Amortization	11,250	16,250	31,250
Depreciation	20,684	—	20,940
Share-based compensation expense	176,726	11,413	215,855
Fair value of RAM warrant settlement	—	125,027	125,027
Changes in operating assets and liabilities:
Interest receivable	(5,475)	(12,525)	(24,900)
Prepaids and other current assets	14,132	(55,913)	(57,894)
Technology license	—	(15,000)	(132,500)
Accounts payable	138,298	50,899	230,286
Accrued interest and other financing charges	26,196	36,528	86,629
Accrued liabilities	—	(30,132)	36,600

Cash used by operating activities	(609,555)	(587,722)	(1,460,844)

INVESTING ACTIVITIES
Acquisition of Biomass North America Licensing, Inc., net	(20,000)		(20,000)
Expenditures for equipment	(40,798)	—	(44,153)

Cash used by investing activities	(60,798)	—	(64,153)

FINANCING ACTIVITIES
Advances — related parties	—	(111,165)	—
Capital lease	11,900	—	11,900
Series A Convertible Debentures	474,900	950,000	1,424,900
Cash from investors	77,000		77,000
Sale of common stock	—	—	25,000

Cash provided by financing activities	563,800	838,835	1,538,800

(Decrease) increase in cash and cash equivalents	(106,553)	251,113	13,803
Cash and cash equivalents at beginning of period	120,356	20	—

Cash and cash equivalents at end of period	$13,803	$251,133	$13,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$6,334	$6,334

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable	$—	$450,000	$450,000

Series A Convertible Debentures	$—	$450,000	$450,000

Restricted common stock issued to Directors	$—	$90,000	$90,000

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$133,596	$133,596

Common stock issued for Debentures converted	$1,333,337	$—	$1,333,337

Common stock issued for acquistion of Biomass	$1,521,250	$—	$1,521,250

Common stock issued for HFTA	$500,532	$—	$500,532

See accompanying notes to financial statements.

Note 1 — Organization and Business
Alternative Ethanol Technologies, Inc. (the “Company”), was incorporated in Delaware on December 20, 1996. Effective August 2, 2007, the Company changed its name to CleanTech Biofuels, Inc.
On March 27, 2007, the Company acquired SRS Energy, Inc., a Delaware corporation (“SRS Energy”), pursuant to an Agreement and Plan of Merger and Reorganization. In accordance with the merger agreement, SRS Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, merged with and into SRS Energy. The merger was consummated on May 31, 2007 and resulted in SRS Energy becoming a wholly-owned subsidiary of the Company. As a result of the merger, the stockholders of SRS Energy surrendered all of their issued and outstanding common stock and received shares of the Company’s common stock, $.001 par value per share. The former parent of SRS Energy, Supercritical Recovery Systems, Inc., immediately prior to the merger, distributed 78.8% of its 96% ownership in SRS Energy to its shareholders on a pro rata basis.
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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation, however the Company intends to commence construction of its first commercial development in the near-term future. Its business strategy is to develop, own and operate renewable energy facilities with a primary focus on cleaning and separating municipal solid waste into its component parts in order to obtain a homogenous feedstock of cellulosic biomass and plastics for energy production. The Company initially licensed technology for cleaning and separating municipal solid waste, but on October 22, 2008, the Company acquired the underlying patent for this technology.
The Company is also developing a technology for the conversion of cellulose feedstocks to fuel ethanol. The Company has limited exclusive licenses to technology designed to convert cellulosic feedstocks, including municipal solid waste (also referred to as MSW), into ethanol and other combustible sources of energy. The Company has no operating history as a producer of ethanol or other energy sources and has not constructed any energy plants to date. It has no revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so.
Note 2 — Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.
Note 3 — Mergers/Acquisitions
On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste (the “Technology”).

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor due December 10, 2008. If the amount due under the Note is not paid during the term of the Note, the holder has a right to receive 123,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in addition to receiving the principal and interest due on the Note. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Technology. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2008, it would result in an approximate increase of approximately $2.2 million to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.
Note 4 — Technology Licenses
Brelsford Engineering, Inc.
On April 1, 2005, the Company entered into a license agreement with Brelsford Engineering, Inc. (“Brelsford”) giving the Company the exclusive right to use Brelsford’s technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology. Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also pays a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with the respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company had met all requirements to maintain the exclusivity of its license. In addition, the Company will pay a royalty fee equal to 4 percent of sales resulting from use of the licensed product less any applicable taxes. Brelsford may terminate the license agreement on sixty days’ notice if the Company fails to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. Amortization expense for the three and nine months ended September 30, 2008 is $3,750 and $11,250, respectively. Amortization expense for the three and nine months ended September 30, 2007 was $16,250. The license, issued by Brelsford, terminates simultaneously with the expiration of the patent, in May 2015.
Bio-Products International, Inc.
On August 17, 2005, the Company entered into a license agreement with Bio-Products International, Inc. (“Bio-Products”) giving the Company limited exclusive rights to use Bio-Products technology (Patent No. 6,306,248) to process MSW and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct MSW to ethanol plants in the United States. The Company’s license with Bio-Products is for a period of twenty years. Under the license, Bio-Products is paid a process royalty of $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. The Company also is required to pay a by-product royalty of 2.5 percent of the gross sales price in excess of $10 per ton obtained from the sale of recyclable byproducts, excluding the cellulosic biomass. Bio-Products will also be paid a monthly fee for technical services to be provided by Bio-Products for each facility to be constructed and operated which initially will be $10,000 per month and will increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee continues until construction of the facility is completed. On October 22, 2008, the Company completed the purchase of this patent — see Note 11 — Subsequent Events for further information.
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

Additionally, we deposited 2,887,687 shares of our common stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon the earlier of six months from the date of the license agreement or the completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. The first third of the shares (962,562 shares) were released from escrow on September 20, 2008. As a result, the Company recorded an asset for the value of this share payment of approximately $500,000 and will begin amortizing this asset upon use of the technology. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as the Company has the option to use or not use the technology and the shares are not deemed issued or vested until that time as described above. As of September 30, 2008, the approximate license to be recorded upon issuing the remaining shares, based on the market value of our common stock at September 30, 2008, would be approximately $1.1 million.
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
Biomass North America Licensing, Inc. (“Biomass”)
On September 15, 2008, in connection with the acquisition of Biomass described in Note 3 - Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste. As mentioned in Note 3 — Mergers/Acquisitions, as a result of the merger, a long-term asset of approximately $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass technology. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass technology. The shares are not deemed issued or vested until that time as described above. As of September 30, 2008, the approximate additional license value to be recorded upon issuing the remaining shares, based on the market value of our common stock at September 30, 2008, would be approximately $2.2 million. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.
The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass technology. The license agreement is for a term of 21 years or the life of any patent issued for the Biomass technology. The Company has an exclusive license in the United States and Canada to use the Biomass technology, except that a principal owner of the Licensor has the right of first offer to manage and operate with respect to any development commenced using the licensed technology within 100 miles of the City of Chicago, Illinois. The license agreement further provides that Biomass and Licensor will work in good faith to complete a commercial development in the City of Chicago using the Biomass technology.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 5 — Series A Convertible Debentures
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of September 30, 2008, $140,000 of our Debentures remained outstanding and eligible for conversion.
Note 6 — Stockholders’ Deficit
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
Note 7 — Related Party Transactions
For the three and nine months ended September 30, 2007, the Company incurred corporate and administrative fees of approximately $-0- and $4,000, respectively, for expenses paid by its president on behalf of the Company. The Company had been using the office of its president for corporate and administrative purposes until entering into a lease for office space which we occupied and began paying rent in January 2008.
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
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors pursuant to which the members acquired shares of restricted stock. The directors issued notes to the Company in exchange for their stock purchases. See Note 8 — Share-based Payments, for further discussion. These notes are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three and nine months ended September 30, 2008, we incurred approximately $67,000 and $181,000, respectively, in legal fees with SSB. For the three and nine months ended September 30, 2007, we incurred approximately $20,000 and $125,000, respectively, in legal fees with SSB. As of September 30, 2008, all amounts have been paid to SSB except for approximately $110,000.
The Company uses Arthur J. Gallagher (“AJG”) as its broker for business and property insurance. Our CEO’s brother is employed by AJG and is involved in the negotiation of coverage and premiums related to policies placed for the Company. For the three and nine months ended September 30, 2008, the Company paid approximately $0 and $3,000, respectively, in commissions on policies placed by AJG. The Company placed no policies and paid no commissions in 2007.
Note 8 — Share-based Payments
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
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted common stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At September 30, 2008, 183,348 shares remain subject to a right of repurchase. No outstanding options were cancelled or expired as of September 30, 2008. During the third quarter 2008, 1,363,334 options vested and were exercisable as of September 30, 2008.
Additionally, upon commissioning of the pilot plant, an option to purchase 1,200,000 shares of common stock will be issued to our Chief Executive Officer. This option has not yet been granted, but if and when granted, will vest ratably over three years beginning on August 31, 2009.
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted during 2007 was determined at the date of grant. The average fair value was $0.084 per share, assuming an expected term of 5.0 years, as estimated by management, a risk-free interest rate of approximately 4.27% based upon Daily Treasury Yield Curve Rates, expected volatility of 61.49% and no expected dividends. Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. We currently use a forfeiture rate of zero percent for all existing share-based compensation awards since we have no historical forfeiture experience under our share-based payment plans. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates.

The following table presents the components of share-based compensation recorded as general and administrative expense.

	Three months ended		Nine months ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Stock options:
Pre-tax compensation expense	$42,365	$11,413	$176,726	$11,413
Tax benefit, net	—	—	—	—

After-tax compensation expense	$42,365	$11,413	$176,726	$11,413

Related to these grants, the Company will record future compensation expense for stock options of approximately $23,500 for the remaining three months of 2008.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $90,000 at September 30, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of September 30, 2008, there was approximately $121,000 of unrecognized compensation cost related to 4,010,000 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $0.15. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.96 years.

		Weighted	Aggregate
	Shares Under	Average	Intrinsic
	Option	Exercise Price	Value
Adoption of Stock Plan in March 2007	—
Granted	4,010,000	$0.15
Exercised	—
Forfeited	—

Options outstanding at December 31, 2007	4,010,000	0.15	$1,604,000
Granted	—
Exercised	—
Forfeited	—

Options outstanding at September 30, 2008	4,010,000		$1,604,000

Options exercisable at September 30, 2008	1,363,333

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
Note 9 — Due to Investors
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2008, the Company raised a total of $77,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001per share (the “Common Stock”), at $0.25 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.45 per share. The Company continued the offering of units and received additional investment proceeds subsequent to the financial statement date — see Note 11 - Subsequent Events, for further information.

Note 10 — Commitments and Contingencies
Project management - The Company entered into an engagement agreement with Merrick & Company to develop a complete project management plan for the pilot development plan. For the three and nine months ended September 30, 2008, we incurred approximately $28,000 and $102,000, respectively, for engineering, design and consulting services. After completing the project management plan, we engaged Merrick & Company to construct, test, and evaluate the HFTA equipment and the demonstration plant. As part of the testing and evaluation, Merrick & Company will provide construction observation of the demonstration unit in conjunction with Hazen Research, Inc. The system will demonstrate the efficacy of using biomass derived from municipal waste to produce ethanol using our licensed technologies and will allow us to develop the engineering data to design and construct a small commercial plant. Our engagement calls for further payments to Merrick & Company on an as billed basis as they proceed with the engineering review and testing of our technology.
In December 2007, the Company entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of the demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. For the three and nine months ended September 30, 2008, we incurred approximately $3,000 and $119,000, respectively, for the proof of concept phase with Hazen. We are currently working with Hazen to develop an estimate of the costs to construct and operate the demonstration unit at their facility.
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
Note 11 — Subsequent Events
During October and November 2008, the Company continued its offering of units comprised of a convertible promissory note and a warrant. As of November 7, 2008, the Company has received an additional $280,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001per share (the “Common Stock”), at $0.25 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.45 per share.
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company currently licenses from Bio Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a Note in the amount of $450,000 and issued a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. In addition, the Company issued a contingent warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The contingent warrant becomes exercisable if the Company defaults on its obligations under the note and remains exercisable for five years from that date.
In October 2008, we paid $3,500 to Hicks Equipment towards a total estimated cost of approximately $37,000 to construct a vessel for the purpose of processing a sufficient amount of waste to provide biomass to utilities and other mass consumers of energy operating in the Chicago area in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations.

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
Company Overview
We are a development stage company that intends to process municipal solid waste into energy products through our licensed or owned technologies:
•
the Pressurized Steam Classification technology, which we refer to as our “PSC” technology that uses a pressurized steam classification vessel to convert municipal solid waste, also known as MSW, into cellulosic material while simultaneously segregating and eliminating any inorganic materials in the solid waste and cleaning recyclable materials in the MSW;

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

As we investigate and acquire new technologies and research and develop our existing technologies, we continue to refine our development plan. In addition to developing our ethanol conversion technology, we are now also focusing on the commercialization of our technology for cleaning and separating municipal solid waste into its component parts, which is currently in use in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. To commercialize this technology, we intend to:
•	construct and operate a commercial plant that processes municipal solid waste into cellulosic biomass for combustion in existing co-fired boilers for electricity production in Chicago, Illinois;
•	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our PSC technology; and
•	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.
Our ethanol conversion technology, like all other cellulosic ethanol conversion technologies in development, has not been proven on a commercial level. To develop our technology for converting our biomass into ethanol and other biofuels, we intend to:
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
Recent Developments
Beginning in September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of November 7, 2008, the Company has raised approximately $350,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001per share (the “Common Stock”), at $0.25 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.45 per share.

On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste (the “Technology”). Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor due December 10, 2008. If the amount due under the Note is not paid during the term of the Note, the holder has a right to receive 123,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in addition to receiving the principal and interest due on the Note. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Technology. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2008, it would result in an approximate increase of approximately $2.2 million to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company currently licenses from Bio Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 and issued a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. In addition, the Company issued a contingent warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The contingent warrant becomes exercisable if the Company defaults on its obligations under the note and remains exercisable for five years from that date.
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
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any operating plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will be sufficient only to complete a portion of the testing of our technologies and to provide a limited amount of working capital. We will require substantial additional capital to implement our business plan and we may be unable to obtain the capital required to build any commercial plants. Our plan of development is to proceed on two parallel paths — biomass feedstock production and ethanol production.
Biomass Feedstock Production
We are currently negotiating a lease for a facility to construct an operating commercial plant in Chicago, Illinois. The site we intend to lease currently has a commercial waste transfer station in operation by a third party. In anticipation of completing the lease, the owner of the property has commenced the permitting process to obtain the permits necessary for us to convert the commercial waste transfer station into a residential municipal solid waste transfer station and install our vessels for processing the waste delivered to the transfer station into cellulosic biomass. We will be required to pay the expenses incurred to date for permitting at the site upon completing our lease. The biomass we expect to produce will be sold to utilities operating near the plant for combustion in existing co-fired boilers. We have provided our biomass to different utility owners for testing the BTU value and emissions profile and universally have been advised by the utilities that our biomass can be used as a feedstock for combustion together with coal.

We have substantially completed construction of a vessel that we believe can process a sufficient amount of waste at the site in Chicago to provide biomass to utilities and other mass consumers of energy operating in the Chicago area in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations. Upon completing this stage of our testing, we intend to seek long-term off-take contracts for the purchase of our biomass and begin construction of a larger scale plant to process sufficient biomass to the requirements of our agreements and any other market opportunities to sell the biomass in the Chicago area.
After operating our plant in Chicago and refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
Although we have substantially completed the construction of our test vessel for the site in Chicago, the further implementation of our commercial plant described above would require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital.
Ethanol Production
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
Concurrent with the proof of concept, we are completing the design and engineering of a demonstration unit that would incorporate all of our technologies for sacchrification and fermentation into a continuously operating unit. We project that this unit will process approximately four tons of MSW, or about one ton of dry biomass per operating day, which on average is eight hours. The purpose of the unit is to demonstrate the complete system for converting biomass derived from MSW into ethanol. Final details of the demonstration plant design will depend on results of the proof of concept phase; however, we believe we have substantially completed these designs and further believe we will be able to move to fabrication, procurement and construction of the demonstration unit upon completing the proof of concept testing provided we are able to obtain the financing necessary to do so. After completing construction of the demonstration unit, we intend to operate the unit for a period of time, currently anticipated to be two to three months, in order to conduct testing and evaluation necessary to complete the design of a small commercial plant. While we have not yet completed the project management plan for the demonstration phase of the project, we anticipate the demonstration phase of the project will require nine to twelve months following the end of the testing phase to complete.
Commercialization Phase
Before we attempt to implement our ethanol conversion technology on a larger scale, we anticipate building and operating a small commercial plant that will process a minimum of 100 tons of MSW per operating day. The final size of this small scale commercial plant will be determined based on a number of factors that we are currently evaluating. The purpose of building a small scale commercial plant is to demonstrate at a small commercial level the workings of the integrated system, including the PSC technology, in order to have sufficient information with respect to materials handling and operation of the technology to enable us to utilize more traditional project financing for the implementation of the technology on a larger scale.

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
Results of Operations
The following table sets forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended
	Sept 30, 2008	Sept 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$99,204	$175,635	$(76,431)	-43.5%
Professional fees	90,284	62,152	28,132	45.3%
Research and development	40,271	41,533	(1,262)	-3.0%

	229,759	279,320	(49,561)

Other expense (income):
Interest	3,314	21,466	(18,152)	-84.6%
Amortization of technology license	3,750	16,250	(12,500)	-76.9%
Interest income	(3)	(9,038)	9,035	-100.0%

Net loss applicable to common stockholders	$236,820	$307,998	$(71,178)

	Nine months ended
	Sept 30, 2008	Sept 30, 2007	$ Change	% Change
Costs and expenses:
General and administrative	$400,534	$408,986	$(8,452)	-2.1%
Professional fees	281,176	218,995	62,181	28.4%
Research and development	277,187	41,533	235,654	567.4%

	958,897	669,514	289,383

Other expense (income):
Interest	27,201	42,563	(15,362)	-36.1%
Amortization of technology license	11,250	16,250	(5,000)	-30.8%
Interest income	(5,982)	(14,058)	8,076	-57.4%

Net loss applicable to common stockholders	$991,366	$714,269	$277,097

General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our plan of operation. In particular, we experienced the following specific changes in our operations:
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Costs and expenses:
General and administrative — Expense in 2007 included the fair value of the RAM settlement warrant of approximately $125,000, which was a one-time expense, and salary paid to the Company’s CEO. The decrease in 2008 was partially offset by increased expenses due to our office lease which commenced in January 2008 and an increase of approximately $31,000 in share-based compensation expense (FAS 123R).
Professional fees — The increase in 2008 is due primarily to costs incurred for legal fees related to litigation and arbitration matters.
Other expense (income):
Interest expense — The decrease in 2008 is due primarily to the conversion of $1.26 million of our $1.4 million Series A Convertible Debentures, which were originally issued in April 2007. Subsequent to these conversions during the second quarter of 2008, interest no longer accrues on the debentures which were converted. Interest continues to accrue at 6.0% per annum on the remaining $140,000 of debentures outstanding. Interest on the debentures for the three months ended September 30, 2008 and 2007 is approximately $2,000 and $21,000, respectively.
Interest income — The income in 2007 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008 and thus no longer earn interest at 6% per annum on those notes.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Costs and expenses:
General and administrative — The decrease in 2008 is due to an increase of approximately $165,000 in share-based compensation expense (FAS 123R), salary paid to our Chief Executive Officer and expenses for our office lease in 2008, partially offset by the one-time expense of the fair value of the RAM settlement warrant and higher marketing expenses in 2007.
Professional fees — The increase in 2008 is due primarily to costs incurred for legal fees related to litigation and arbitration matters.
Research and development — The increase in 2008 is due to payments made to Merrick & Company, Hazen Research, Inc. and HFTA as we continue to progress through our proof of concept/demonstration phase which began during the third quarter of 2007.
Other expense (income):
Interest expense — The decrease in 2008 is due primarily to the conversion of $1.26 million of our $1.4 million Series A Convertible Debentures, which were originally issued in April 2007. Subsequent to these conversions during the second quarter of 2008, interest no longer accrues on the debentures which were converted. Interest continues to accrue at 6.0% per annum on the remaining $140,000 of debentures outstanding. Interest on the debentures for the nine months ended September 30, 2008 and 2007 is approximately $25,000 and $39,000, respectively.
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
Beginning in September 2008 and as of November 8, 2008, we raised approximately $350,000 from investors in exchange for units comprised of a convertible note and a warrant. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 8, 2008, our current cash will be sufficient to fund approximately the next one to two months. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. We anticipate that the current dispute with Bio-Products will make it significantly more difficult for us to raise capital. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
On July 3, 2008, the Company entered into a letter agreement (the “Agreement”) with Concord Business Development (“Concord”) to commence an offering of our common stock pursuant to and in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. This agreement expired in November 2008 with no capital raised in the Offering.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended September 30, 2008, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
CleanTech Biofuels, Inc. v. Bioproducts International, Inc. On January 9, 2008, CleanTech Biofuels, Inc. and our wholly-owned subsidiary, SRS Energy, Inc. (“SRS Energy”), filed suit in Missouri Circuit Court seeking damages against Bio-Products International, Inc. (“Bio-Products”), the licensor of our PSC technology, Clean Earth Solutions, Inc., which we have asserted to be an affiliate of Bio-Products (“CES”), and various shareholders and officers of those companies for, among other things, fraudulent acts, civil conspiracies, and tortuous interference with our business. We also are seeking to rescind a sublicense with respect to the use of the PSC technology in five sites that we granted back to Bio-Products. The case was subsequently moved to the Federal District Court in St. Louis, Missouri and the claims against individuals associated with CES were dismissed and the remaining claims were consolidated with our ongoing arbitration.
In addition, we have filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005 (the “License Agreement”). We filed the arbitration demand in response to what we believe was a baseless attempt by Bio-Products to terminate the License Agreement in violation of the terms of the License Agreement and are seeking damages against Bio-Products for its fraudulent attempt to terminate the License Agreement. The American Arbitration Association has determined that the arbitration will occur in St. Louis. In early April, an arbitrator was selected to hear this matter. We anticipate that the arbitration will occur in February 2009, at the earliest. On May 8, 2008, we filed a Temporary Restraining Order in the Arbitration seeking to require Bio-Products to provide us with biomass for testing purposes as required in the License Agreement. On July 3, 2008, we entered into a consent judgment pursuant to which Bio-Products agreed to provide us with biomass for testing purposes.
If we are not successful in our arbitration and lawsuit, that failure could have a materially adverse effect on our business. See the Risk Factors and previous disclosure of this legal proceeding in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008, our Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 15, 2008, our Form 10-Q for the three and six months ended June 30, 2008 filed with the SEC on August 13, 2008 and our Form 8-K filed with the SEC on January 10, 2008, all of which are incorporated herein by reference.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2008, the Company raised a total of $77,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company's common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the associated note at a price of $0.45 per share. The issuance of units were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders — None.
Item 5. Other Information — None.
Item 6. Exhibits
(a)	The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

10.18	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANTECH BIOFUELS, INC.
Date: November 13, 2008	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 13, 2008	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.18	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.