Form 10-K
period 2008-12-31
CleanTech Biofuels, Inc.
filed 2009-03-30
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2009 — $1,830,212
As of March 24, 2009, the number of shares outstanding of the Company’s common stock was 61,392,253.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K where indicated.

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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	the commercial viability of our technologies,
•	our ability to maintain and enforce our exclusive rights to our technologies,
•	our ability to raise additional capital on favorable terms to continue developing our technologies;
•	the demand for and production costs of various energy products made from our biomass,
•	competition from other alternative energy technologies, and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
PART I
ITEM 1. Business
The following discussion of our company overview and plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”

Company Overview
We are a development stage company that has recently changed its focus from being a fully integrated cellulosic ethanol producer to being a provider of cellulosic biomass derived from municipal solid waste, also known as MSW, for any energy product. Previously, our business focused on utilizing the following three technologies to produce ethanol:
•
a pressurized steam classification technology, which we refer to as the “PSC” technology, invented at the University of Alabama, Huntsville that used a pressurized steam classification vessel to convert MSW into cellulosic material while simultaneously segregating and eliminating any inorganic materials in the solid waste and cleaning recyclable materials in the MSW;

•
a sulfuric acid hydrolysis process, which we refer to as the “Brelsford” technology, developed by Brelsford Engineering, Inc. that employs an acid hydrolysis process to convert cellulosic material into fermentable sugars, which can then be fermented into ethanol, and;

•
a nitric acid hydrolysis process, which we refer to as our “HFTA” technology, developed by scientists working at the University of California, Berkeley, that incorporates anticipated improvements in chemical reaction by which acid hydrolysis occurs.

In January 2008 we purchased a small scale unit designed to operate the HFTA technology from the University of California Berkeley and moved this unit to the Hazen Research facility in Golden Colorado. The unit was reconstructed and used to analyze the sugar content obtainable from a variety of biomass derived from different sources of garbage and waste paper. Based on these results, we determined that there are sufficient amounts of sugars obtainable from the biomass we derive from garbage to warrant further development and potential commercialization of the HFTA technology.
In September 2008, we acquired the exclusive rights to the Biomass Recovery System developed by Anthony Noll that we refer to as our Biomass Recovery Process. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In addition, in October 2008, we acquired the patent for the PSC technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Bio-Products was the sublicensor of the PSC technology to us.
During the fourth quarter of 2008, we received a termination notice from Brelsford Engineering, Inc. for non-payment of certain fees. The company has decided to not use this technology going forward in our operations and thus have written off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008.
Since early 2008, we had been in litigation against Bio-Products regarding our use of the PSC technology. In March 2009, we entered into a Settlement Agreement with Bio-Products settling all of these claims.
Pursuant to the Settlement Agreement, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We also terminated our License Agreement with Bio-Products and have no further obligations thereunder. We continue to be the licensor to Bio-Products under the Master License Agreement and we continue to own the patent for the PSC technology. As a result of the Settlement Agreement, we are now capable of using the Biomass Recovery Process technology to produce any energy product that we desire and are no longer limited to production of fuel grade ethanol in the United States.
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
Plan of Operation
We continue to investigate and seek to acquire new technologies, while researching and developing our existing technologies. As a result, we continue to refine our development plan. Over 2008, we shifted our focus on being a fully integrated provider, to commercializing our technology for cleaning and separating MSW into its component parts. In anticipation of this expansion of our rights to use the Biomass Recovery Process for additional products, we have begun developing two commercial projects using our technology.
Biomass Feedstock Production
We are currently negotiating a lease for a facility to construct an operating commercial plant in Chicago, Illinois. The site we intend to lease currently has a commercial waste transfer station in operation by a third party. In anticipation of completing the lease, the owner of the property has commenced the permitting process to obtain the permits necessary for us to convert the commercial waste transfer station into a residential MSW transfer station and install our vessels for processing the waste delivered to the transfer station into cellulosic biomass. We will be required to pay the expenses incurred to date for permitting at the site upon completing our lease. The biomass we expect to produce will be sold to utilities or other energy producers operating near the plant for combustion in existing co-fired boilers. We have provided our biomass to different utility owners for testing the BTU value and emissions profile and universally have been advised by the utilities that our biomass can be used as a feedstock for combustion together with coal.
We have completed construction of a vessel that can process 10-12 tons of MSW per day and anticipate operating this vessel beginning in early April 2009 to produce biomass from MSW from the City of Chicago. We will provide this biomass produced during this testing phase to utilities and other mass consumers of energy operating in the Chicago area in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations. Upon completing this stage of our testing, we intend to seek long-term off-take contracts for the purchase of our biomass and begin construction of a larger scale plant to process sufficient biomass to the requirements of our agreements and any other market opportunities to sell the biomass in the Chicago area.
Upon operating our plant in Chicago and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the commercial plant described above would require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for this project will be provided in large part via tax exempt bond financing. In addition we intend to seek funding and loan guarantees from local, state and federal authorities. On January 23, 2009, our partner in the Chicago project submitted an application to the City of Chicago for a $100,000 grant to develop an organic waste processing station in the city. We believe that further opportunities to utilize governmental assistance will become available for this project.

Diesel Fuel Production.
We are partnering with Green Power, Inc. (“Green Power”) to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. Green Power has constructed a facility in Pasco, Washington capable of processing up to 100 tons of organic biomass material per day into diesel. The diesel produced is not biodiesel, but rather a high grade fuel diesel. Green Power has tested the system with wood waste and other organic matter and the results have proven superior, however it is difficult and costly to obtain long term supplies of organic matter to operate the plant on a continuous basis. We believe that the organic matter we derive from MSW (biomass and plastics) will provide an excellent feedstock for the Green Power process.
The test vessel to be operated to produce biomass from Chicago MSW as described previously will be moved to Pasco, Washington within the next few weeks. We will operate this small vessel for sufficient time to enable an independent verification of the inputs and outputs to the system as well as completing a full feasibility study for the technology.
If the results from this stage of operations are successful, we plan to construct a system to process 200 tons of MSW (creating approximately 100 tons of usable biomass) daily at the Pasco plant. We anticipate the total costs to construct and operate the full system will be $4.0 million to $5.0 million. We have applied to the USDA for a grant pursuant to its Repowering America Program to offset part of this cost. Additionally, the company and Green Power have had preliminary discussions about a possible equity investment in our company in an amount that will enable us to complete this construction, regardless of whether governmental assistance becomes available.
New Technologies; Commercializing Existing Technologies
Because of our unique ability to produce a clean, homogenous biomass feedstock, we are frequently presented with the opportunity to partner with or acquire new technologies. In addition to developing our current technologies, we will continue to add technologies that complement our core operations to our suite of solutions. We believe that our current technologies and aspects of those in development will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.
To commercialize this technology, we intend to:
•	construct and operate a commercial plant that processes MSW into cellulosic biomass for combustion in existing co-fired boilers for electricity production in Chicago, Illinois;
•	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
•	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.
Our ethanol conversion technology, like all other cellulosic ethanol conversion technologies in development, has not been proven on a commercial level. To develop our technology for converting our biomass into ethanol and other biofuels, we intend to:
•	complete the research and development of our licensed technologies, which we believe when combined can convert MSW into ethanol; and
•	explore, develop and/or license additional technologies for processing waste into energy products as opportunities to do so present themselves.
Industry Overview
Today there are two types of MSW Disposal:
•	Municipal Solid Waste Landfills (“MSWLFs”) — includes municipal solid waste, industrial waste, construction and demolition debris, and bioreactors.
•	Mass Burn/Incineration Plants

Municipal Solid Waste Landfills
MSWLFs primarily receive household waste and commercial waste. MSWLFs can also receive non-hazardous sludge, industrial solid waste, and construction and demolition debris. All MSWLFs must comply with the federal regulations in 40 CFR Part 258 (Subtitle D of RCRA), or equivalent state regulations.
Disposing of waste in a landfill involves burying waste, and this remains a common practice in most countries. Historically, landfills were often established in disused quarries, mining voids or borrow pits. A properly-designed and well-managed landfill can be a hygienic and relatively inexpensive method of disposing of waste materials. Older, poorly-designed or poorly-managed landfills can create a number of adverse environmental impacts such as wind-blown litter, attraction of vermin, and generation of liquid leachate. Another common byproduct of landfills is gas (mostly composed of methane and carbon dioxide), which is produced as organic waste breaks down anaerobically. This gas can create odor problems, kill surface vegetation, and contributes to global warming.
Waste haulers or municipalities pay tipping fees on a per ton basis to dispose of garbage at a landfill. The average landfill tipping fee in 2004 was $34.29 per ton which is based on the gate rate for a ton of garbage. A gate rate is similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently since 1985 when it was $8.20 per ton. In 2004 in the United States, the Northeast (CT, ME, MA, NH, NY, RI, and VT) had the highest tipping fees at an average of $70.53 per ton, while the South Central (AZ, AR, LA, NM, OK, and TX) and West Central (CO, KS, MT, NE, ND, SD, UT, and WY) states had the lowest tipping fees at $24.06 and $24.13 per ton, respectively.
Mass Burn/Incineration Plants
Mass Burn
Mass burn is combusting MSW without any pre-processing or separation. The resulting steam is employed for industrial uses or for generating electricity. Mass burn facilities are sized according to the daily amount of solid waste they expect to receive. Most mass burn plants can remove non-combustible steel and iron for recycling before combustion using magnetic separation processes. Other non-ferrous metals can be recovered from the leftover ash.
Waste-to-Energy (WTE) Plants
Current operating WTE plants burn MSW in a controlled environment to create steam or electricity. Through this process the volume of solid waste is reduced by about 90%. In 2004, there were 89 WTE plants operating in 27 states. WTE was used to manage 33.1 million tons, or 14%, of trash in the U.S in 2003. Energy is sold to electric generating utilities which distribute it to local homes and businesses. WTE plants in the U.S. generate enough electricity to power nearly 2.3 million homes.
Modular Incinerators
Modular incinerators are small mass burn plants, with a capacity of 15 to 100 tons per day. The boilers for modular incinerators are built in a factory and shipped to the WTE site, rather than being built on the WTE site itself. The advantage of a modular WTE incinerator is flexibility. If more capacity is needed, modular WTE units can be added. These facilities are used primarily by small communities and industrial sites. Costs limit the use of this technology because the return on investment in terms of energy produced over time is much lower than in mass burn plants.
Refuse-Derived Fuel (RDF) Plants
RDF plants process solid waste before it is burned. A typical plant will remove non-combustible items, such as glass, metals and other recyclable materials. The remaining solid waste is then shredded into smaller pieces for burning. RDF plants require significantly more sorting and handling than mass burn, but can recover recyclables and remove some potentially environmentally harmful materials prior to combustion. RDF can be burned in power boilers at factories or even at large housing complexes. Sometimes RDF materials are “densified” (compacted at high pressure) to make fuel pellets. The “pellet fuel” may also include various sludges, by-products of municipal or industrial sewage treatment plants.

MSW contains a diverse mix of waste materials, some benign and some very toxic. Effective environmental management of MSW plants aims to exclude toxics from the MSW-fuel and to control air pollution emissions from the WTE plants. Toxic materials include trace metals such as lead, cadmium and mercury, and trace organics, such as dioxins and furans. Such toxins pose an environmental problem if they are released into the air with plant emissions or if they are dispersed in the soil and allowed to migrate into ground water supplies and work their way into the food chain. The control of such toxics and air pollution are key features of environmental regulations governing MSW fueled electric generation.
U.S. EPA rules are among the most stringent environmental standards for WTE facilities in the world. These rules mandate that all facilities use the most modern air pollution control equipment available to ensure that WTE smokestack emissions are as clean as possible, and are safe for human health and the environment.
Burning any fuel, including MSW, can produce a number of pollutants, such as carbon monoxide, sulfur dioxide, and fine particles containing heavy metals. Other toxic organic compounds, such as dioxins, are also potential emissions from any combustive activity where certain chemical compounds are present, a situation that could take place in the WTE process. Air emission control devices in a WTE facility usually include:
•	Dry Scrubbers — these “wash” the air emissions from the WTE process (called the gas stream) and remove any acidic gases by passing the gas stream through a liquid.
•
Electrostatic Precipitators (ESP) — these use high voltage electricity to remove up to 98% of all particles remaining in the gas stream after passing through the scrubbers, including any heavy metal particles.

•
Fabric Filters (baghouses) — these consist of a series of nearly two thousand fabric bags made of heat-resistant material which filter remaining particles from the gas stream. This includes any large concentrations of condensed toxic organic compounds (such as dioxins) and heavy metal compounds.

Incinerators and RDF processors are paid tipping fees for the garbage that they accept. Typically, these fees are more costly than the fees paid to landfill operators. Average tipping fees are lower at landfills than at combustion facilities, largely because of the high capital costs at combustion facilities. In 1982, the average landfill tipping fee was $8.02 per ton while the average combustion tipping fee was $12.91 per ton. In 2004, the average landfill tipping fee had risen to $34.29 per ton while the average combustion tipping fee rose to $61.64 per ton.
Environmental Matters
We believe our company will be subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters upon commercial operations. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state and local environmental administrators. Federal, state and local rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the areas arising from possible foul smells or other air or water discharges from the plant. We do not know the potential cost of these requirements or potential claims. Environmental laws and regulations that may affect us in the future may include, but are not limited to:
•
The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.
•
The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

Government Approvals
The Company is not subject to any government approvals or oversight for its current operations other than normal corporate governance and taxes. Once we begin developing our own commercial production facilities, however, we will be subject to multiple federal, state and local environmental laws and regulations, such as those described above and for employee health and safety. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.
Our Technologies
We believe we can convert MSW into cellulosic material using our Biomass Recovery Process, and then using a variety of technologies including our own HFTA technology as well as third party technologies to process that cellulosic material into a variety of energy products.
Biomass Recovery Process
MSW contains valuable resources if they can be recovered economically. Waste haulers often bring unsorted waste by truck to MRFs for sorting and removal of selected materials prior to disposal in sanitary landfills. To date, however, the amounts of materials recovered are relatively small, typically on the order of 20 percent of the total volume of waste.
The PSC technology was developed at the University of Alabama, Huntsville and improved by Anthony Noll into the technology we refer to as the Biomass Recovery Process. The process separates curbside MSW into organic and inorganic materials using a patented and proprietary process that involves a unique combination of steam, pressure and agitation. The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave. In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:
•	Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 55 to 60 percent of the MSW and will be suitable for conversion to multiple energy uses.
•
Separated recyclables (steel cans and other ferrous materials, aluminum cans, plastics, and glass), which we expect will represent about 25 percent of the MSW input and are sorted and can be sold to recyclers.

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 20 percent of the MSW input. We will not be able to recover any value in this residual waste. We will be required to deliver this waste to landfills thereby reducing the tipping fees we are paid.
The process is currently working in a commercial plant in Coffs Harbor, Australia. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:
•	the relationship between agitation of the waste material, moisture, and the temperature and pressure of steam in the vessel uses less energy while obtaining a cleaner biomass resource;
•
the method of introduction of steam into the autoclave vessel, the pressure range, along with the method of full depressurization, and treatment of the steam being vented from the process to prevent air pollution make our process more environmentally friendly than any other means to handle MSW;

•	the method of mixing the heat and steam with the waste uniformly throughout the vessel create a homogenous feedstock for fuel production; and,
•	the direct and critical correlation between the length and diameter of the vessel, internal flighting and the total tonnage of waste to be processed for proper mixing and product yield.

HFTA Technology
During the course of our technology development we discovered the HFTA technology, which we believe to be an alternative to the widely-used sulfuric acid process for producing cellulosic ethanol. The HFTA system uses a nitric acid hydrolysis process developed and patented at the University of California at Berkeley and licensed to HFTA, a company formed by the inventors of the technology and affiliated research scientists. This system is a two-stage process, the first stage being a dilute nitric acid hydrolysis step to produce C5 sugars from the hemicellulose fraction of the feedstock, and the second step being a higher-temperature, dilute nitric acid hydrolysis of the cellulose fraction of the feedstock to produce additional C6 sugars.
We believe this system may have several significant advantages over sulfuric acid based systems. Sulfuric acid under heat and pressure is corrosive to many metals. Consequently, equipment designed to use a sulfuric acid hydrolysis process must use higher-grade, more expensive alloys. Excess sulfuric acid from the process is removed by adding lime to the acid and sugar water solution, which creates gypsum. This gypsum, which must be removed from the sugar solution before fermentation, is not of high enough grade for commercial use, which means it must be disposed in a landfill. In addition, because the solubility of gypsum decreases with increasing temperatures it tends to coat the downstream fermentation equipment, requiring expensive and time consuming maintenance.
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
Principal Products or Services and their Markets
If we determine that our licensed technologies are commercially viable and we are able to raise a significant amount of additional capital, we may be in a position to begin operations and enter into long-term contracts with municipalities, solid waste haulers, and operators of landfills and materials recovery facilities to process a large portion of their waste stream into biomass and recyclable materials.
Energy
We expect the primary product we will sell will be biomass from our Biomass Recovery Process to be used for energy production. Our biomass can be used in multiple varieties of energy production systems. We expect the uses for our biomass to expand as new energy production technologies are developed.
MSW Processing Services
We believe that the opportunity to help communities, haulers and landfill managers reduce the amount of material transported and deposited in landfills is large and growing. The Resource Conservation and Recovery Act of 1991, referred to as RCRA, requires landfills to install expensive liners and other equipment to control leaching toxics. Due to the increased costs and expertise required to manage landfills under RCRA, many small, local landfills closed during the 1990’s. Larger regional landfills were built requiring increased transportation costs for the waste haulers. As a result, landfill space is increasingly scarce and disposal costs have been increasing.

Currently, landfill operators charge a tipping fee to deliver MSW to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility. Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location. Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $10 per ton in some central parts of the country to over $70 per ton in the Northeast and some parts of the Southeast. The availability of tipping fees at favorable rates will be a key component of our business.
Recyclable Byproducts
We anticipate that our process will generate other recyclable byproducts from the processing of MSW, such as aluminum and other metals. We believe the Biomass Recovery Process will produce scrap aluminum, tin, steel, glass and plastic (typically 20 to 25 percent of the total waste stream). The markets for these recovered products are volatile and subject to rapid and unpredictable market changes making it impossible at this time to provide estimated per ton cost to revenue information.
Sources and Availability of Raw Materials
The emergence of technologies to convert municipal waste to energy is opening new opportunities. What was once perhaps the greatest sanitation and health challenge for communities may now become an economic and environmental asset. Instead of adding to landfills already nearing capacity limits, converting MSW to biomass can provide one of the building blocks to a more sustainable energy future.
American people produce more than 245 million tons of MSW annually. Only about 20 percent of this waste is currently recovered and recycled. We estimate that an additional 50 to 60 percent could potentially be recovered. As various waste processing technologies are refined, competition for this future resource will intensify. As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.
Intellectual Property License Terms
Biomass North America Licensing, Inc.
In September 2008, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC (“Licensor”), to clean and separate MSW. As part of the compensation, the Company issued 1,895,000 shares of the Company’s common stock to the owners of the Licensor and also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. The escrowed shares are not deemed issued or vested until the Company commences a commercial development utilizing this technology.
The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass technology. The license agreement is for a term of 21 years or the life of any patent issued for the Biomass technology. The Company has an exclusive license in the United States and Canada to use the Biomass technology, except that a principal owner of the Licensor has the right of first offer to manage and operate with respect to any development commenced using the licensed technology within 100 miles of the City of Chicago, Illinois. The license agreement further provides that all parties will work in good faith to complete a commercial development in the City of Chicago using the Biomass technology.
HFTA Technology
In March 2008, we entered into an agreement for an exclusive worldwide license to use the HFTA technology for the production of ethanol from MSW. The terms set out in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee in the amount of $150,000 on September 1, 2009 if we are using the technology at that time. Additionally, upon executing the license agreement, we deposited 2,887,687 shares of our common stock into an escrow account. The shares held in escrow will be released to HFTA as follows: (i) one-third upon completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase or six months from the date of the agreement, whichever is earlier (the first third of the shares were released in September 2008) and (ii) two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. In addition, we are required to pay a process royalty of 4% of the sales price of ethanol less taxes and applicable fees if the sales price is in excess of $1.50 per gallon, 3% of the sales price if it is between $1.50 and $1.30 per gallon, and 2% of the sales price if it is less than $1.30 per gallon. We are also required to pay certain minimum royalties, less the amount of any process royalties paid, commencing in the calendar year ending December 31, 2010 and in subsequent years as follows: (i) 2010 -$25,000; (ii) 2011 — $25,000; (iii) 2012 — $60,000; (iv) increasing by $20,000 per year for each year thereafter until it reaches $120,000 per year; and (v) $120,000 per year thereafter.

Patent
The company purchased Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which we refer to as the PSC technology. The company is now a licensor to Bio-Products for this patent. Bio-Products is the exclusive licensee of the PSC technology (but not the Biomass Recovery Process) and has the right to sublicense the PSC technology to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003.
Employees
The Company currently has three full-time employees, its Chief Executive Officer, Edward P. Hennessey, Jr., its General Counsel and Chief Operating Officer, Michael Kime, and its Chief Financial Officer, Thomas Jennewein.
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
ITEM 1A. Risk Factors
You should carefully consider the following risk factors and other information contained in this annual report on Form 10-K when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business
We have no operating experience and may not be able to implement our business plan.
As an early stage company, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we test and refine information from our small scale vessel for biomass production. As a result, we will sustain losses without corresponding revenues, which will result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.
In addition, we currently have only three full-time employees, our Chief Executive Officer, General Counsel/Chief Operating Officer and Chief Financial Officer, each of whom spend at least 40 hours a week on our business. Collectively, they have less experience in operating an alternative energy company compared to many of our competitors. Moreover, given our newness and the rapid changes in the industry, we face challenges in planning and forecasting accurately. Our lack of expertise and resources may have a negative impact on our ability to implement our strategic plans, which may result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.

We need to obtain significant additional capital to complete the development of our technologies, and the failure to secure additional capital will prevent us from commercializing our technology and executing our plan of operation.
Based on our current proposed plans and assumptions, we estimate we have sufficient cash to operate for the next one to two months. Accordingly, in order to fund the development of our business plan, we will be required to:
•	obtain additional debt or equity financing,
•	secure significant government grants, and/or
•	enter into a strategic alliance with a larger energy company to provide funding.
The amount of funding needed to complete the development of our technology will be very substantial and may be in excess of the amount of capital we are able to raise. In addition, we have not identified the sources for the additional financing that we will require, and we do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, the results and quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products could be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing security holders.
Our Biomass Recovery Process technology may have design and engineering issues that may increase the costs of using the technology.
The Biomass Recovery Process technology involves the use of a rotating pressure vessel, or autoclave, to combine heat, pressure and agitation to convert MSW into biomass. Although technologies that involve the separation and processing of MSW using large-scale autoclaves have not been widely adapted in commercial applications, a vessel using this process is currently operating in Australia. We have completed a small scale research and testing vessel that will initially process MSW for testing purposes and ultimately process MSW for our customer in Pasco, Washington for diesel fuel.
Although we believe the autoclaves will operate properly on a commercial scale, we may encounter design and engineering problems when we try to implement this technology on a large-scale for biomass and energy production. Any design, engineering or other issue may cause delays, increase production and development costs and require us to shut down our operation.
We may not have sufficient legal protection of our technologies and other proprietary rights, which could result in the loss of some or all of our rights or the use of our intellectual properties by our competitors.
Our success depends substantially on our ability to use our owned and/or licensed technologies and to keep our licenses in full force, and for our technology licensors to maintain their patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or license patent protection for our process or products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our process or products infringe patents or other proprietary rights held by them.
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
We will be dependent on our ability to negotiate favorable feedstock supply and biomass off-take agreements.
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
We currently have only three full-time employees, our Chief Executive Officer, General Counsel/Chief Operating Officer and Chief Financial Officer. As a result, our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires will be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.
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
The alternative energy industry in the United States is highly competitive and continually evolving as participants strive to distinguish themselves and compete in the industry. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. If we are not successful, we will not be able to compete with other energy technologies. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop and exploit new technologies. Our inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.
Our success is dependent on continued high energy prices.
Prices for energy can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. Worldwide energy prices are subject to a myriad of factors almost all of which are completely beyond our ability to control. Frequently, unforeseen events can have a dramatic impact on the price paid for energy. Negative changes in energy prices could cause our business model to be unviable and our technology worthless.
Waste processing and energy production is subject to inherent operational accidents and disasters from which we may not be able to recover, especially if we have only one or a very small number of facilities.
Our anticipated operations would be subject to significant interruption if any of our proposed facilities experience a major accident or are damaged by severe weather or other natural disasters. In particular, processing waste and producing energy products is subject to various inherent operational hazards, such as equipment failures, fires, explosions, abnormal pressures, blowouts, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Currently we do not have any insurance to cover those risks. We intend to seek insurance appropriate for our business before we commence significant operations. The insurance that we plan to obtain, if obtained, may not be adequate to cover fully the potential operational hazards described above.
Alternative technologies could make our business obsolete.
Even if our technology currently proves to be commercially feasible, there is extensive research and development being conducted in alternative energy sources. Technological developments in any of a large number of competing processes and technologies could make our technology obsolete and we have little ability to manage that risk.

Risks Related to Government Regulation and Subsidization
Enforcement of energy policy regulations could change.
Energy policy in the United States is evolving rapidly. Within the past three years, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations. We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.
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
In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls any future production facility. Present and future environmental laws and regulations applicable to MSW processing and energy production, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.
The hazards and risks associated with processing MSW and producing and/or transporting various energy products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. We could, however, sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of our contemplated operations and financial position.

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
If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2008, we had 61,270,153 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 3,050,000 shares of our common stock, outstanding Series A Convertible Debentures (including accrued interest) convertible into approximately 1,030,000 shares of our common stock, 5,925,000 shares of our common stock in escrow to be released upon future conditions and requirements and three outstanding warrants, each immediately exercisable and representing the right to purchase in the aggregate 4,746,990 shares of our common stock. An additional 9,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.
Potential issuance of additional common and preferred stock could dilute existing stockholders.
We are authorized to issue up to 240,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are also authorized to issue up to one million shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:
•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
•	receiving preferences over the holders of common stock regarding a surplus of funds in the event of our dissolution or liquidation;
•	delaying, deferring or preventing a change in control of our company; and
•	discouraging bids for our common stock.
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
Finally, we have filed a registration statement pursuant to a registration rights agreement with some of our stockholders. The registration rights agreement provides, among other things, that we keep the registration statement associated with those shares continuously effective. If we are unable to comply with these provisions of the registration rights agreements, we may be obligated to pay those stockholders liquidated damages in the form of warrants to purchase additional common stock.

In all the situations described above, the issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our current stockholders.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We currently lease 1,800 square feet of office space in St. Louis, Missouri. The lease is for a term of three years and has a monthly lease payment of $1,800, plus utilities. We took possession of the leased space in January, 2008.
ITEM 3. Legal Proceedings
Cleantech Biofuels, Inc. v. Bio-Products International, Inc. On January 9, 2008, Cleantech Biofuels, Inc. and our wholly-owned subsidiary, SRS Energy, Inc. (“SRS Energy”) (collectively, “the company”, “we”, “us”, “our”), filed suit in Missouri Circuit Court seeking damages against Bio-Products International, Inc. (“Bio-Products”), Clean Earth Solutions, Inc. (“CES”), and various shareholders and officers of those companies (collectively, the “Defendants”) for, among other things, fraudulent acts, civil conspiracies, and tortuous interference with our business. In addition, we filed a demand for arbitration seeking, among other things, a declaration that we are in full compliance with the terms of the License Agreement between SRS Energy and Bio-Products dated August 17, 2005 (the “License Agreement”).
On March 4, 2009, we settled all disputes among the Defendants related to our previously disclosed litigation as described above and in previous SEC filings in our Form 10-KSB, Forms 10-Q and Forms 8-K. In connection with the settlement, we and the Defendants agreed to a mutual general release of all claims against each party and their affiliates. In addition, we, as the licensor of the Bio-Products Technology under the Master License Agreement, clarified Bio-Products’ right to use the Bio-Products Technology by releasing Bio-Products of any prior lack of compliance under the Master License Agreement. Likewise, Bio-Products, as the licensee of the Bio-Products Technology, agreed that our use of the Biomass Technology in its current form and certain potential improvements thereof, does not infringe on Bio-Products’ rights with respect to the Bio-Products Technology, and any use of such technology by us is not subject to any obligations to Bio-Products. The parties also agreed to mutually terminate the License Agreement and all of our obligations thereunder. The settlement did not affect our ownership of the Patent or our continuance as the licensor of the Bio-Products Technology to Bio-Products under the Master License Agreement.
Duluth Venture Capital Partners, LLC v. Cleantech Biofuels, Inc., et al. We are a defendant in a lawsuit filed on January 6, 2009 by the law firm of Hand &Hand, L.L.C. on behalf of Duluth Venture Capital Partners, L.L.C., one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit are our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleges among other things that Duluth Venture Capital Partners, LLC was entitled to transfer certain shares of the common stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit.
The lawsuit also alleges that World Capital Funding and/or Keith Mazer is the beneficial owner of certain shares of our common stock owned by Brite Star Associates, L.L.C., Fountain Consulting, L.L.C., St. Ives Consulting, Inc., Trinity Enterprises, and Padstow Estates, Inc. Each of these entities is a Selling Stockholder who had completed and delivered a Selling Stockholder Questionnaire to the Company representing the beneficial ownership of the shares as set forth in our public filings.
In the interest of caution, given the subject matter of the allegations, we issued a Stop Order for all shares of common stock owned by the entities set forth in the lawsuit filed on behalf of Duluth Venture Capital Partners, LLC. After conducting a further investigation of this matter, we determined that we did not have sufficient evidence to verify the validity or invalidity of the claims made in the lawsuit and the information set out in the Selling Stockholder Questionnaires obtained from the stockholders named in that lawsuit.

In order to prevent any unwarranted transfers of our common stock while the issue of correct beneficial ownership of these shares is being resolved, we have suspended the registration rights for the following Selling Stockholders. On February 24, 2009, we filed a Supplement to our prospectus dated January 2, 2008 and the prospectus supplement dated January 10, 2008, removing such stockholders from our Selling Stockholders, thereby making the shares restricted:

Selling Stockholder	Shares Suspended
Brite Star Associates, Inc.	1,777,867
Fountain Consulting, Inc.	1,482,000
St Ives Consulting, Inc.	1,368,000
Trinity Enterprises, L.L.C.	1,966,667
Padstow Estates, Inc.	1,966,667
Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On November 6, 2008 RAM Resources, LLC filed a request for temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our common stock owned by RAM Resources, LLC. The shares held by RAM Resources we reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our common stock owned by RAM Resources, LLC was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, LLC has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, LLC to comply with Rule 144(i). If RAM Resources, LLC does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, LLC.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was listed on the Pink Sheets under the symbol “CLTH.PK.” On March 13, 2008 we became listed on the OTCBB under “CLTH.” The following table sets forth for the periods indicated the high and low prices per share of our common stock as quoted by the Pink Sheets or the OTCBB, respectively:

	Price Range of
	Common Stock (1)
Fiscal Year	High	Low
Year Ended December 31, 2006
First Quarter	$0.80	$0.40
Second Quarter	$2.00	$0.70
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.80	$0.30

Year Ended December 31, 2007
First Quarter	$2.00	$0.65
Second Quarter	$1.01	$0.65
Third Quarter	$1.00	$0.15
Fourth Quarter	$0.55	$0.25

Year Ended December 31, 2008
First Quarter	$1.50	$0.55
Second Quarter	$1.32	$0.80
Third Quarter	$1.20	$0.21
Fourth Quarter	$0.75	$0.07

(1)	all periods presented are adjusted for the 100 to 1 reverse stock split that occurred on February 21, 2007
On March 24, 2009, the closing price of our common stock, as quoted on the OTCBB, was $0.05 per share. As of March 24, 2009, we had 139 stockholders of record.
We had no equity compensation plans as of December 31, 2006. In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors on April 16, 2007 and approved by the SRS Energy shareholders on April 16, 2007.
Equity Compensation Plan Information

Number of Securities
	Number of securities to be		Remaining Available for
	issued upon Exercise of	Weighted-Average	Future Issuance Under Equity
	Outstanding Options,	Exercise Price of	Compensation Plans
	Warrants and Rights and	Outstanding Options,	(excluding securities reflected
Plan Category	Restricted Stock	Warrants and Rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	7,290,000	$0.23	1,710,000

Equity compensation plans not approved by security holders	—	—	—

Totals	7,290,000		1,710,000

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
On May 24, 2007, holders of certain convertible notes originally issued in 2003 and 2004 by Long Road Entertainment, our predecessor, converted their notes at $0.01 per share of common stock pursuant to the terms of the notes. As a result, we issued 9,366,800 shares of our common stock in the aggregate to the following holders of the convertible notes:

Holder	Number of Shares
Brite Star Associates, Inc.	1,777,867
Two Shamrocks, Inc.	1,600,000
Fountain Consulting, Inc.	1,482,000
St Ives Consulting, Inc.	1,368,000
STL Capital Holdings, Inc.	1,638,933
Duluth Venture Capital Partners	1,500,000
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
Pursuant to a license agreement with HFTA, Inc. dated March 20, 2008, the Company deposited 2,887,687 shares of common stock into an escrow account on May 12, 2008. On September 20, 2008, 962,562 shares were released from escrow and issued to HFTA, Inc. The remaining shares will be issued upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. The issuance was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2008, the company raised a total of $607,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each promissory note can be converted into shares of the company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the associated note at a price of $0.45 per share. The issuance of units were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.
On September 15, 2008, the Company issued 1,895,000 shares of common stock to four shareholders of Biomass North America LLC (“Licensor”) and deposited an additional 4,000,000 shares of common stock into an escrow account as part of the consideration pursuant to the merger agreement between Biomass North America Licensing, Inc. (a former subsidiary of the Licensor, “Biomass”) and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the company). The escrowed shares will be released to the Licensor’s shareholders if and when the company commences a commercial development that utilizes the technology acquired in the merger. The issuance was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.
On October 22, 2008, the Company issued a warrant to World Waste Technologies, Inc. (“WWT”) to purchase 900,000 shares of common stock at a price of $0.45 per share. The warrant is exercisable at any time for five years from the date of issuance. The warrant was issued as part of the consideration given to WWT for the company’s purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a patent purchase agreement with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts. The issuance was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 of Regulation D promulgated under the Securities Act and Section 4(2) of the Securities Act.
On December 4, 2008, the Company awarded to our executive officers (i) stock options representing the right to acquire in the aggregate 2,400,000 shares of our common stock, and (ii) restricted stock representing the right to acquire in the aggregate 180,000 shares of our common stock. All of these stock options and restricted stock have an exercise price of $0.36 per share. On November 10, 2008, the Company granted 100,000 stock options pursuant to a consulting agreement having an exercise price of $0.58. The award of stock options and the issuance of restricted stock to our executive officers and consultant were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. We account for the grants of stock options and restricted stock in accordance with FASB 123R.

ITEM 6. Selected Financial Data
The following table summarizes certain selected consolidated financial data for Cleantech Biofuels, Inc. for each of the three years ended December 31, 2008. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Years ended December 31,
	2008	2007	2006
Statements of Operations Data:
Costs and expenses:
General and administrative	$568,115	$476,937	$16,496
Professional fees	430,798	279,814	47,078
Research and development	392,471	118,230	14,000

	1,391,384	874,981	77,574

Other expense (income):
Interest	179,690	64,029	2,439
Amortization of technology license	15,000	20,000	—
Deposit forfeiture	—	—	(25,000)
Interest income	(13,749)	(21,405)	—

	180,941	62,624	(22,561)

Net loss applicable to common stockholders	$1,572,325	$937,605	$55,013

Basic net loss per common share	$0.03	$0.02	**

Weighted average common shares outstanding	56,857,870	45,174,094	38,567,100

Other Data:
Depreciation and amortization	$43,572	$20,256	$—
Capital expenditures	30,180	3,355	—

Balance Sheet Data (end of period):
Total Assets	2,805,570	777,406	117,520
Debt (1)	607,478	1,400,000	—
Stockholders’ equity (deficit)	1,866,257	(811,615)	(38,166)

(1)	amounts include both current and long-term portions of Notes Payable, Debentures and Capital Lease

**	- less than $.01 per share

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.
Plan of Operation
Our company was initially conceived as a fully-integrated producer of cellulosic ethanol using a technology for cleaning and separating municipal solid waste, also known as MSW, into its component parts, which we refer to as the PSC technology and a dilute acid hydrolysis technology developed by Brelsford Engineering, Inc. To further enhance our ability to produce ethanol, in 2008 we licensed a technology that uses nitric acid to hydrolize biomass into ethanol. The technology developed at the University of California Berkeley is controlled by HFTA, Inc. pursuant to a Master License Agreement with the University of California Berkeley and sublicensed to us for the production of ethanol from MSW.
Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we have re-focused our business on the commercialization of our technology for cleaning and separating MSW into its component parts through the acquisition of further technology to clean and separate MSW, which we refer to as the Biomass Recovery Process and is currently in use in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we have begun developing two commercial projects using our technology.
Biomass Feedstock Production
We are currently negotiating a lease for a facility to construct an operating commercial plant in Chicago, Illinois. The site we intend to lease currently has a commercial waste transfer station in operation by a third party. In anticipation of completing the lease, the owner of the property has commenced the permitting process to obtain the permits necessary for us to convert the commercial waste transfer station into a residential MSW transfer station and install our vessels for processing the waste delivered to the transfer station into biomass. We will be required to pay the expenses incurred to date for permitting at the site upon completing our lease. The biomass we expect to produce will be sold to utilities or other energy producers operating near the plant for combustion in existing co-fired boilers. We have provided our biomass to different utility owners for testing the BTU value and emissions profile and universally have been advised by the utilities that our biomass can be used as a feedstock for combustion together with coal.
We have completed construction of a vessel that can process 10-12 tons of MSW per day and anticipate operating this vessel beginning in early April 2009 to produce biomass from MSW from the City of Chicago. We will provide this biomass produced during this testing phase to utilities and other mass consumers of energy operating in the Chicago area in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations. Upon completing this stage of our testing, we intend to seek long-term off-take contracts for the purchase of our biomass and begin construction of a larger scale plant to process sufficient biomass to the requirements of our agreements and any other market opportunities to sell the biomass in the Chicago area.
Upon operating our plant in Chicago and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the commercial plant described above would require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for this project will be provided in large part via tax exempt bond financing. In addition we intend to seek funding and loan guarantees from local, state and federal authorities. On January 23, 2009, our partner in the Chicago project submitted an application to the City of Chicago for a $100,000 grant to develop an organic waste processing station in the city. We believe that further opportunities to utilize governmental assistance will become available for this project.

Diesel Fuel Production
We are partnering with Green Power, Inc. (“Green Power”) to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. Green Power has constructed a facility in Pasco, Washington capable of processing up to 100 tons of organic biomass material per day into diesel. The diesel produced is not biodiesel, but rather a high grade fuel diesel. Green Power has tested the system with wood waste and other organic matter and the results have proven superior, however it is difficult and costly to obtain long term supplies of organic matter to operate the plant on a continuous basis. We believe that the organic matter we derive from MSW (biomass and plastics) will provide an excellent feedstock for the Green Power process.
The test vessel to be operated to produce biomass from Chicago MSW as described previously will be moved to Pasco, Washington within the next few weeks. We will operate this small vessel for sufficient time to enable an independent verification of the inputs and outputs to the system as well as completing a full feasibility study for the technology.
If the results from this stage of operations are successful, we plan to construct a system to process 200 tons of MSW (creating approximately 100 tons of usable biomass) daily at the Pasco plant. We anticipate the total costs to construct and operate the full system will be $4.0 million to $5.0 million. We have applied to the USDA for a grant pursuant to its Repowering America Program to offset part of this cost. Additionally, the company and Green Power have had preliminary discussions about a possible equity investment in our company in an amount that will enable us to complete this construction, regardless of whether governmental assistance becomes available.
As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance. In order to finance our business beyond this stage, we will be required to raise additional capital. Management plans to secure additional funds through government grants, project financings and through future sales of the Company’s common stock, preferred stock or debentures, until such time as the Company’s revenues are sufficient to meet its cost structure, and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.
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

General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our original plan of operations for cellulosic ethanol. As described above, we have since commenced our plan our operation for biomass production for multiple renewable energy uses. In particular, we experienced the following specific changes in our operations:
Year ended December 31, 2008 compared to the year ended December 31, 2007

	2008	2007	Change	% Change
Costs and expenses:
General and administrative	$568,115	$476,937	$91,178	19%
Professional fees	430,798	279,814	150,984	54%
Research and development	392,471	118,230	274,241	232%

	1,391,384	874,981	516,403

Other expense (income):
Interest	179,690	64,029	115,661	181%
Amortization of technology license	15,000	20,000	(5,000)	-25%
Interest income	(13,749)	(21,405)	7,656	-36%

Net loss applicable to common stockholders	$1,572,325	$937,605	$634,720	68%

Costs and expenses:
General and administrative — The increase in 2008 is due primarily to increased expenses of approximately $180,000 for share-based compensation and $150,000 for payroll, office and other administrative expenses offset by decreased marketing expenses and recording the fair value of $125,000 for the RAM warrant settlement in 2007.
Professional fees — The increase in 2008 is due to increased costs incurred for legal fees related to general business activities and ongoing litigation.
Research and development — The increase in 2008 is due to increased costs related to the continued development of our technologies and the write-off of the balance of $97,500 for previously capitalized technology that will no longer be used.
Other expense (income):
Interest expense — The increase in 2008 is due primarily to the amortization of approximately $140,000 of discounts related to various notes and interest on those notes offset by a reduction of interest on the Series A Convertible Debentures as all except $140,000 of the $1.4 million of debentures were converted in March and April 2008.
Year ended December 31, 2007 compared to the year ended December 31, 2006

	2007	2006	Change	% Change
Costs and expenses:
General and administrative	$476,937	$16,496	$460,441	2791%
Professional fees	279,814	47,078	232,736	494%
Research and development	118,230	14,000	104,230	745%

	874,981	77,574	797,407

Other expense (income):
Interest	64,029	2,439	61,590	2525%
Amortization of technology license	20,000	—	20,000	NM
Deposit forfeiture	—	(25,000)	25,000	-100%
Interest income	(21,405)	—	(21,405)	NM

Net loss applicable to common stockholders	$937,605	$55,013	$882,592	1604%

Costs and expenses:
General and administrative — The increase in 2007 is due primarily to marketing expenses, recording the fair value of the RAM warrant settlement and salary paid to our Chief Executive Officer commencing in April 2007.
Professional fees — The increase in 2007 is due to increased costs incurred for legal, consulting and accounting fees related to the private placement of the Series A Convertible Debentures, the reverse merger and an increase in general business activities.
Research and development — The increase in 2007 is due to payments made to Merrick & Company as commencement of our proof of concept/demonstration phase began during the third quarter 2007. The expense in 2006 was paid to Merrick & Company for costs associated with initial consultation regarding entering into an agreement to use Merrick & Company to test, evaluate, design and construct a pilot scale system of our technologies.
Other expense (income):
Interest expense — The increase in 2007 is due to the issuance in April 2007 of the Series A Convertible Debentures, which accrue interest at 6.0% per annum. Interest on the debentures in 2007 is approximately $60,000.
Amortization of technology license — As the proof of concept/demonstration phase began during the third quarter 2007 we have begun to amortize the technology license fees previously capitalized.
Deposit forfeiture — The forfeiture was a nonrefundable deposit in the amount of $25,000 paid to us in 2006 with respect to our negotiation of a potential transaction. After the negotiation period lapsed, we retained the deposit.
Interest income — The income in 2007 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures.
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products.
Beginning in September 2008 and as of March 24, 2009, we raised $642,000 from investors in exchange for units comprised of a convertible note and a warrant. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 27, 2009, our current cash will be sufficient to fund approximately the next one to two months. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2008, the Company raised a total of $607,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2008, amortization of approximately $92,000 for these discounts has been recorded in interest expense.

WWT Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share related to the purchase of the Patent. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the year ended December 31, 2008, amortization of approximately $44,000 for this discount has been recorded in interest expense.
Note Payable
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
Upon consummation of the merger, the Company issued a promissory note in the original principal amount of $80,000 bearing interest at 6% per annum and is due April 10, 2009. If the amount due under the Note is not paid during the term of the Note, the holder has a right to receive 123,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in addition to receiving the principal and interest due on the Note. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Technology.
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of December 31, 2008, $140,000 of our Debentures remained outstanding and eligible for conversion.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2008	2007	2006
Net cash used by operating activities	$(866,285)	$(715,165)	$(85,471)
Net cash used by investing activities	(200,180)	(3,355)	—
Net cash provided by financing activities	1,042,726	838,856	84,914
Net cash used by operating activities
During 2008, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2008, cash used by investing activities was for the acquisition of a patent, the merger of Biomass North America Licensing, Inc. and capital expenditures. Investing activities in 2007 was for capital expenditures.
Net cash provided by financing activities
During 2008, cash provided by financing activities was primarily from the issuance of our Convertible Notes for $607,000 and the remaining portion of the Series A Convertible Debentures plus interest of $474,900. During 2007, cash provided by financing activities was from the Series A Convertible Debentures of $950,000 offset by repayments of advances to related parties.
Contractual Obligations and Commitments
In the table below, we set forth our obligations as of December 31, 2008. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than
	Total	year	1 to 3 years	4 to 5 years	5 years
Convertible Notes (1)	$643,420	$643,420	$—	$—	$—
WWT Note (2)	470,250	470,250	—	—	—
Note Payable (2)	46,600	46,600	—	—	—
Series A Convertible Debentures (3)	140,000	—	140,000	—	—
Capital Lease (4)	12,150	5,400	6,750	—	—
Operating Lease (5)	43,200	21,600	21,600	—	—

Total contractual obligations	$1,355,620	$1,187,270	$168,350	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of the Company’s common stock at the noteholders option

(2)	Amount represents value of principal amount of note and interest through term of note.

(3)	Debentures are convertible at Company’s option into shares of the Company’s common stock.

(4)	Represents lease on office furniture.

(5)	Represents lease for office space. The lease is for three years from occupancy date of January 2008.
Additionally, we have the following commitment that will require us to make payments as set forth below:
Merrick & Company. We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the years ended December 31, 2008 and 2007, we incurred approximately $118,000 and $104,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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

Critical Accounting Estimates
Intangible Assets — Our acquisition and merger in 2008 have resulted in aggregate licensing assets of approximately $2.0 million. We are required to conduct impairment tests of intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service. We will conduct our impairment tests in 2009. In 2008, we determined that we are no longer going to use the Brelsford technology for which an asset was previous capitalized and partially amortized. At December 31, 2008, the net remaining asset of $97,500 was written-off through our research and development expense for the year ended December 31, 2008.
Deferred Taxes — We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company incurred no income taxes to date. Any benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.
Stock-Based Compensation — We account for stock-based compensation in accordance with SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, the cost of employee services received in exchange for an award of equity instruments is measured at the grant date based on the fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service periods of the awards, which is generally equivalent to the vesting term. We use the Black-Scholes model to determine the fair value of certain share-based awards, such as stock options. The use of the Black Scholes model requires the use of highly subjective assumptions, such as the volatility of our stock price and our expected dividend yield.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Currently, all of our debt instruments (Notes Payable, Debentures and Capital Lease) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8. Financial Statements and Supplemental Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
CleanTech Biofuels, Inc.
I have audited the accompanying balance sheet of CleanTech Biofuels, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for each years ended December 31, 2008, 2007 and 2006 and for the period July 14, 2004 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.
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
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each year then ended December 31, 2008, 2007 and 2006 and for the period from July 14, 2004 (inception) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,707,544 at December 31, 2008. Additionally, for the year ended December 31, 2008, the Company used cash in operations of $866,285. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
March 25, 2009

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has not been audited by Larry O’Donnell, CPA, P.C., an independent registered public accounting firm, as there was no Securities and Exchange Commission requirement for CleanTech Biofuels, Inc. to obtain this audit as of December 31, 2008.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEET

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$96,617	$120,356
Receivables:
Interest	—	19,425
Promissory notes	—	450,000
Prepaids and other current assets	68,345	72,026

	164,962	661,807

Property and equipment, net	18,826	3,099

Non-current assets:
Technology licenses, net	2,021,782	112,500
Patents	600,000	—

Total Assets	$2,805,570	$777,406

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$238,925	$91,988
Accrued interest	26,660	60,433
Accrued professional fees and other	66,250	36,600
Notes Payable, net	456,712	—
Capital lease	4,649	—

Total current liabilities	793,196	189,021

Capital Lease	6,117	—
Series A Convertible Debentures	140,000	1,400,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 61,270,153 and 49,343,680 shares issued and outstanding at December 31, 2008 and 2007, respectively	61,270	49,344
Additional paid-in capital	4,675,098	364,260
Notes receivable — restricted common shares issued to Directors and Employees	(162,567)	(90,000)
Deficit accumulated during the development stage	(2,707,544)	(1,135,219)

Total Stockholders’ Equity (Deficit)	1,866,257	(811,615)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,805,570	$777,406

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2008	2007	2006	2008
Costs and expenses:
General and administrative	$568,115	$476,937	$16,496	$1,067,750
Professional fees	430,798	279,814	47,078	759,441
Research and development	392,471	118,230	14,000	524,701

	1,391,384	874,981	77,574	2,351,892

Other expense (income):
Interest	179,690	64,029	2,439	246,458
Amortization of technology license	15,000	20,000	—	35,000
Deposit forfeiture	—	—	(25,000)	(25,000)
Interest income	(13,749)	(21,405)	—	(35,154)

	180,941	62,624	(22,561)	221,304

Net loss applicable to common stockholders	$1,572,325	$937,605	$55,013	$2,573,196

Basic net loss per common share	$0.03	$0.02	**	$0.06

Weighted average common shares outstanding	56,857,870	45,174,094	38,567,100	44,137,431

**	- less than $.01 per share
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

				Notes Rec —
				restricted
				common	July 14, 2004
			Additional	shares issued	(inception) to
	Common Stock		Paid-in	to Directors	December 31,
	Shares	Amount	Capital	and Employees	2008

Balances at December 31, 2005	38,509,371	$38,509	$(28,409)	$—	$(8,253)

Common stock sold for cash in January 2006 at $.13 per share	115,413	116	14,884
Net loss					(55,013)

Balances at December 31, 2006	38,624,784	38,625	(13,525)	—	(63,266)

Shares effectively issued to former AETA stockholders in recapitalization in May 2007	752,096	752			(134,348)
Conversion of promissory notes in May 2007 at $.014 per share	9,366,800	9,367	124,229
Issuance of restricted shares to Directors in August 2007 at $.15 per share	600,000	600	89,400	(90,000)
Fair value of RAM warrants issued in August 2007 at $.13 per share			125,027
Stock-based compensation			39,129
Net loss					(937,605)

Balances at December 31, 2007	49,343,680	49,344	364,260	(90,000)	(1,135,219)

Conversion of promissory notes in March 2008 at $.15 per share	4,433,067	4,433	660,527
Conversion of promissory notes in April 2008 at $.15 per share	4,455,844	4,456	663,921
Shares released from escrow to HFTA in September 2008 at $.52 per share	962,562	962	499,570
Shares issued in accordance with Biomass North America Licensing, Inc. merger in September 2008 at $.75 per share	1,895,000	1,895	1,419,355
Discounts on Notes Payable			783,853
Issuance of restricted shares to Employees in December 2008 at $.36 per share	180,000	180	64,620	(64,800)
Interest on Notes Receivable				(7,767)
Stock-based compensation			218,992
Net loss					(1,572,325)

Balances at December 31, 2008	61,270,153	$61,270	$4,675,098	$(162,567)	$(2,707,544)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2008	2007	2006	2008
Operating Activities
Net loss applicable to common stockholders	$(1,572,325)	$(937,605)	$(55,013)	$(2,573,196)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	—	100
Depreciation	28,572	256	—	28,828
Amortization	15,000	20,000	—	35,000
Interest income	(7,767)	—	—	(7,767)
Amortization of discounts (interest expense) and other financing charges	138,952	—	—	138,952
Share-based compensation expense	218,992	39,129	—	258,121
Write-off of technology license	97,500	—	—	97,500
Fair value of RAM warrant settlement	—	125,027	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	3,681	(72,026)	—	(68,345)
Technology license	—	(15,000)	(75,000)	(132,500)
Accounts payable	146,937	91,988	—	238,925
Other assets and other liabilities	34,523	38,569	2,439	75,531
Accrued liabilities	29,650	(5,503)	42,103	66,250

Net cash used by operating activities	(866,285)	(715,165)	(85,471)	(1,717,574)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	(150,000)	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	(20,000)	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—	—
Expenditures for equipment	(30,180)	(3,355)	—	(33,535)

Net cash used by investing activities	(200,180)	(3,355)	—	(203,535)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	—	(111,144)	69,914	—
Payments on capital lease, including interest	(3,787)	—	—	(3,787)
Series A Convertible Debentures, including interest	474,900	950,000	—	1,424,900
Issuance of Convertible Notes Payable	607,000	—	—	607,000
Payments on Note Payable	(35,387)			(35,387)
Sale of common stock	—	—	15,000	25,000

Net cash provided by financing activities	1,042,726	838,856	84,914	2,017,726

Net increase (decrease) in cash and cash equivalents	(23,739)	120,336	(557)	96,617

Cash and cash equivalents at beginning of period	120,356	20	577	—

Cash and cash equivalents at end of period	$96,617	$120,356	$20	$96,617

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS cont’d

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2008	2007	2006	2008

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,174	$6,036	$—	$7,210

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$450,000	$—	$450,000

Capital lease related to the purchase of equipment	$14,119	$—	$—	$—

Common stock issued for organizational costs	$—	$—	$—	$100

Common stock issued for promissory notes	$—	$133,596	$—	$133,596

Common stock issued for Debentures converted	$1,333,337	$—	$—	$1,333,337

Common stock and note payable issued for acquisition of Biomass	$1,501,250	$—	$—	$1,501,250

Common stock issued for HFTA	$500,532	$—	$—	$500,532

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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation, however the Company has commenced developing two potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain a homogenous feedstock of cellulosic biomass and plastics for energy production. The Company has limited exclusive licenses to technology designed to convert cellulosic feedstocks, including MSW, into combustible sources of energy.
The Company has no operating history as a producer of biomass or energy sources and has not constructed any plants to date. It has no revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will be required to delay our development and may not be able to implement our business plan.
Note 2 — Summary of Significant Accounting Policies
Use of Estimates — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates. Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as “CleanTech” or the “Company,” refer to CleanTech Biofuels, Inc. and its’ subsidiaries, collectively.
Consolidation — The financial statements include the accounts of Cleantech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc. and Biomass North America Licensing, Inc. All significant intercompany transactions and balances are eliminated in consolidation.
Research and Development Costs — Research and development expenditures, including payments to collaborative research partners and research and development costs (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs) are expensed as incurred.

Impairment of Long-Lived Assets — The Company records impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and/or the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
Intellectual Property — Intellectual property, consisting of our licensed patents and other proprietary technology, are stated at cost and amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized.
Property, plant and equipment — Newly acquired property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, on the straight-line method for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred.
Income Taxes — The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between financial statement and tax accounting methods and any available operating loss or tax credit carry forwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.
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
Fair Value of Financial Instruments — The fair value of financial instruments approximated their carrying values at December 31, 2008. The financial instruments consist of cash, accounts payable, accrued liabilities and debt.
Convertible Notes Payable and Warrants — The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock equal to the principal amount of the Note. The Company accounts for these Notes in accordance with SFAS No. 133, Derivatives, EITF Abstract Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF Abstract Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.
Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2008 and 2007, the Company did not have any components of comprehensive income (loss) to report.
Net Loss per Common Share — The Company calculates basic loss per share (“EPS”) and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2008 and 2007, the Company had options and warrants to purchase an aggregate of 21,226,773 and 17,593,212 shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Share-based compensation — In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants. The Company has reserved a maximum of 9,000,000 shares of common stock to be issued for stock options or shares of restricted stock under the Stock Plan.
The Company accounts for stock options and restricted stock issued to employees, directors and consultants under SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
Dividends — We have no material operating history and therefore have had no earnings to distribute to stockholders. Even though we have recommenced operations, we currently intend to retain our earnings, if any, and reinvest them in the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period.
Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008 and there was no material impact on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement in not expected to have a material effect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which requires enhanced disclosures about a company’s derivative and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 161 will have on our financial statement disclosures.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided within this Statement in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.
Note 3 — Property and Equipment
At December 31, our property and equipment consisted of:

	December 31,
	2008	2007
Computers	$3,355	$3,355
Furniture and fixtures	15,799	—
Plant and equipment	25,000	—
Construction-in-progress	3,500	—

	47,654	3,355
Accumulated Depreciation	(28,828)	(256)

Total	$18,826	$3,099

As of December 31, 2008, we paid $3,500 to Hicks Equipment towards a total estimated cost of approximately $20,000 to construct a vessel for the purpose of processing a sufficient amount of waste to provide biomass to utilities and other mass consumers of energy in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations.
Note 4 — Mergers/Acquisitions
On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste (the “Biomass Recovery Process”).
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note is due April 10, 2009 and has a payable balance of approximately $45,000 as of December 31, 2008. If the amount due under the Note is not paid during the term of the Note, the holder has a right to receive 123,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in addition to receiving the principal and interest due on the Note. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of December 31, 2008, it would result in an approximate increase of approximately $900,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 5 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 and issued a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. In addition, the Company issued a contingent warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The contingent warrant becomes exercisable if the Company defaults on its obligations under the note and remains exercisable for five years from that date. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the year ended December 31, 2008, amortization of this discount of approximately $44,000 has been recorded in interest expense. At December 31, 2008, the notes payable balance, net of the discount, related to this note is approximately $320,000.
Note 6 — Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 4 — Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste, which we refer to as the Biomass Recovery Process. As a result of the merger, a long-term asset of approximately $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above. As of December 31, 2008, the approximate additional license value to be recorded upon issuing the remaining shares, based on the market value of our common stock at December 31, 2008, would be approximately $900,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass Recovery Process. The license agreement is for a term of 21 years or the life of any patent issued for the Biomass Recovery Process. The Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process, except that a principal owner of the Licensor has the right of first offer to manage and operate with respect to any development commenced using the licensed technology within 100 miles of the City of Chicago, Illinois. The license agreement further provides that Biomass and Licensor will work in good faith to complete a commercial development in the City of Chicago using the Biomass Recovery Process.
HFTA, Inc.
On March 20, 2008, the Company entered into a license agreement with HFTA, Inc. (“HFTA”) granting the Company the exclusive worldwide right to use the HFTA technology for the production of ethanol from MSW. The terms in the agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee of $150,000 on September 1, 2009 if we are using the technology at that time.
Additionally, we deposited 2,887,687 shares of our common stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon the earlier of six months from the date of the license agreement or the completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. The first third of the shares (962,562 shares) were released from escrow on September 20, 2008. As a result, the Company recorded an asset for the value of this share payment of approximately $500,000 and will begin amortizing this asset upon use of the technology. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as the Company has the option to use or not use the technology and the shares are not deemed issued or vested until that time as described above. As of December 31, 2008, the approximate license to be recorded upon issuing the remaining shares, based on the market value of our common stock at December 31, 2008, would be approximately $425,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.

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
Bio-Products International, Inc.
On August 17, 2005, the Company entered into a license agreement with Bio-Products International, Inc. (“Bio-Products”) giving the Company limited exclusive rights to use Bio-Products technology (Patent No. 6,306,248) to process MSW and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct MSW to ethanol plants in the United States. The Company’s license with Bio-Products was for a period of twenty years. Under the license, Bio-Products was to be paid a process royalty of $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. The Company also was required to pay a by-product royalty of 2.5 percent of the gross sales price in excess of $10 per ton obtained from the sale of recyclable by-products, excluding the cellulosic biomass. Bio-Products would also have been paid a monthly fee for technical services to be provided by Bio-Products for each facility to be constructed and operated which initially would have been $10,000 per month and increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee would have continued until construction of a facility was completed. The Company’s litigation involving Bio-Products was settled in March 2009 and as a result, this sublicense has been mutually terminated by all parties. See the Subsequent Event footnote for further information.
As disclosed in a previous footnote, the Company purchased Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which we refer to as the PSC technology. The company is now a licensor to Bio-Products for this Patent. Bio-Products is the exclusive licensee of the PSC technology (but not the Biomass Recovery Process) and has the right to sublicense the PSC technology to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003.
Brelsford Engineering, Inc.
On April 1, 2005, the Company entered into a license agreement with Brelsford Engineering, Inc. (“Brelsford”) giving the Company the exclusive right to use Brelsford’s technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology. Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also was required to pay a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company had met all requirements to maintain the exclusivity of its license. Brelsford had the right to terminate the license agreement on sixty days’ notice if the Company failed to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. Amortization expense for the years ended December 31, 2008 and 2007 is $15,000 and $20,000, respectively.
During the fourth quarter of 2008, the Company received a termination notice from Brelsford for non-payment of certain fees. The Company has decided not to use this technology going forward in our operations and thus have written off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 7 — Debt

	December 31,
	2008	2007
Convertible Notes Payable, net of discounts of $514,797 which are made up of various individual notes with an aggregate $607,000 face value, due in one year from date of note, interest at 6.0%	$92,203	$—
WWT Note Payable, net of discount of $130,105, with a $450,000 face value, due July 22, 2009, interest at 6.0%	319,895	—
Note Payable, due April 10, 2009, interest at 6.0%	44,614	—
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	1,400,000

Total debt	596,712	1,400,000
Current maturities — Notes Payable, net	(456,712)	—

Long-term portion, less current maturities	$140,000	$1,400,000

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2008, the Company raised a total of $607,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2008, amortization of approximately $92,000 for these discounts has been recorded in interest expense.
The Company has continued this offering and received additional investment proceeds subsequent to the financial statement date. See the Subsequent Event footnote for further information.
WWT Note Payable
As disclosed previously in Note 5, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share related to the purchase of the Patent. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the year ended December 31, 2008, amortization of approximately $44,000 for this discount has been recorded in interest expense.
Note Payable
As disclosed previously in Note 4, upon consummation of the merger, the Company issued a promissory note in the original principal amount of $80,000 bearing interest at 6% per annum and is due April 10, 2009.

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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of December 31, 2008, $140,000 of our Debentures remained outstanding and eligible for conversion.
Note 8 — Stockholders’ Deficit
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
In September 2008, the Company released 962,562 shares of common stock ($0.52 per share) to HFTA in accordance with the previously disclosed licensing agreement with HFTA representing one-third of the total shares escrowed as part of the compensation for the licensing agreement.
In September 2008, the Company issued 1,895,000 shares of common stock ($0.75 per share) to Biomass in accordance with the previously disclosed merger agreement.

Note 9 — Related Party Transactions
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
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors. In December 2008, the Company entered into stock purchase agreements with the executive officers. The directors and executive officers issued notes to the Company in exchange for their stock purchases. See Share-Based Payments footnote for further discussion. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the years ended December 31, 2008 and 2007, we incurred approximately $181,000 and $127,000, respectively, in legal fees with SSB. As of December 31, 2008, all amounts have been paid to SSB except for approximately $95,000.
The Company had used Arthur J Gallagher (“AJG”) as its broker for business and property insurance. Our CEO’s brother was employed by AJG at the time the policies were placed and was involved in the negotiation of coverage and premiums related to policies. For the year ended December 31, 2008, the Company paid approximately $3,000 in commissions on policies placed by AJG. The Company placed no policies and paid no commissions in 2007.
Note 10 — Share-based Payments
The Company accounts for stock options and restricted stock issued to employees, directors and consultants under SFAS No. 123(R), in which share-based compensation costs are measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. The Company has reserved a maximum of 9,000,000 shares of common stock to be issued for stock options or restricted shares awarded under the Stock Plan.
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted common stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At December 31, 2008, 133,344 shares remain subject to a right of repurchase. No outstanding options were cancelled or expired as of December 31, 2008. During 2008, 1,363,334 of these options vested and were exercisable as of December 31, 2008.
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

In November 2008, the Company granted options under the Stock Plan to purchase an aggregate 100,000 shares of common stock to a consultant. The options vest ratably monthly over a one-year period beginning in December 2008 and have an exercise price of $0.58. In December 2008, the Company granted options under the Stock Plan to purchase an aggregate 2,400,000 shares of common stock to various employees that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.36. The shares previously to be issued to our Chief Executive Officer upon commissioning of the pilot plant were included in this issuance. The Company also issued an aggregate of 180,000 shares of restricted common stock to our employees. Under the agreements, each of our three employees agreed to purchase 60,000 shares of restricted common stock of the Company at a cost of $0.36 per share. The employees issued promissory notes to the Company in exchange for their stock purchases.
The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted was determined at the date of grant. The following assumptions were used for options granted in the corresponding year.

	2008	2007
Risk-free interest rate	1.57%	4.25%
Dividend yield	0%	0%
Volatility	36.91%	61.49%
Expected term	4.8	5.0
Fair market value	$0.12	$0.08
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
The following table presents the components of share-based compensation recorded as general and administrative expense.

	For the Year Ended
	Dec 31, 2008	Dec 31, 2007
Pre-tax compensation expense:
Stock options	$218,992	$39,129
Warrants	—	125,027

Total expense	218,992	164,156
Tax benefit, net	—	—

After-tax compensation expense	$218,992	$164,156

Related to all grants, the Company will record future compensation expense for stock options of approximately $265,000 for 2009.
The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $100,000 at December 31, 2008. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2008, there was approximately $375,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2.7 years. There are 5,138,333 options granted that are not yet vested as of December 31, 2008. These options have a weighted average exercise price of $0.26.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2007	4,010,000	$0.15	$1,604,000
Granted	2,500,000	0.37
Exercised	—
Forfeited	—

Options outstanding at December 31, 2008	6,510,000	0.23	(1)

Options exercisable at December 31, 2008	1,371,667	$0.15	$96,017

(1)
The weighted-average exercise price at December 31, 2008 for all outstanding options was greater than the fair value of the Company’s stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 11 — Income Taxes
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
The Company incurred no income taxes for the years ended December 31, 2008, 2007 and 2006. The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2008, 2007 and 2006 is approximately $585,000, $275,000 and $11,000, respectively. These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.
At December 31, 2008, net operating loss carryforwards of approximately $18,000, $182,000 and $670,000 are available to offset future taxable income and expire in 2026, 2027 and 2028, respectively. This results in a net deferred tax asset of approximately $339,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.
Temporary differences which give rise to net deferred tax assets at December 31, 2008 and 2007 are:

	At December 31,
	2008	2007
Start-up costs	$248,000	$132,000
Net operating loss carryforward	339,000	78,000
Accrual to cash conversion	163,000	49,000
Share-based compensation related to stock options	100,000	15,000
Other	10,000	1,000

Total	860,000	275,000
Valuation allowance	(860,000)	(275,000)

Net deferred tax asset	$—	$—

Note 12 — Commitments and Contingencies
Project management — We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the years ended December 31, 2008 and 2007, we incurred approximately $118,000 and $104,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
In December 2007, we entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of a demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. We incurred no costs with Hazen for the year ended December 31, 2007 and $120,000 for the year ended December 31, 2008.
Duluth Litigation — We are a defendant in a lawsuit filed on January 6, 2009 by the law firm of Hand &Hand, L.L.C. on behalf of Duluth Venture Capital Partners, L.L.C., one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit are our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleges among other things that Duluth Venture Capital Partners, LLC was entitled to transfer certain shares of the common stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit. The company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the company.
Leases — The Company entered into a lease on October 16, 2007 (and took occupancy in January 2008) to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities. We entered into a lease for office furniture in January 2008. The lease payments are approximately $450 per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.
Note 13 — Subsequent Events
During the first quarter of 2009, the Company continued its offering of units comprised of a convertible promissory note and a warrant. From January 1, 2009 through March 24, 2009, the Company has received an additional $35,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001per share (the “Common Stock”), at $0.25 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.45 per share.
In February 2009, the Company sold a small scale research and testing vessel for $50,000. This vessel will eventually be transferred to our customer’s facility to be used for testing of biomass feedstock into their development of diesel fuel.
On March 4, 2009, the company settled all disputes among Bio-Products, CleanEarth Solutions, Inc. (“CES”) and Michael Eley (collectively, with Bio-Products and CES, the “Defendants”) related to our previously disclosed litigation with the Defendants (the “Settlement”). In connection with the Settlement, the company and the Defendants agreed to a mutual general release of all claims against each party and their affiliates. In addition, we, as the licensor of the PSC technology under the Master License Agreement, clarified Bio-Products’ right to use the PSC technology by releasing Bio-Products of any prior lack of compliance under the Master License Agreement. Likewise, Bio-Products, as the licensee of the PSC technology, agreed that our use of the Biomass Recovery Process technology in its current form and certain potential improvements thereof, does not infringe on Bio-Products’ rights with respect to the PSC technology, and any use of such technology by us is not subject to any obligations to Bio-Products. The parties also agreed to mutually terminate the Bio-Products License Agreement and all of our obligations thereunder. The Settlement did not affect our ownership of the Patent or our continuance as the licensor of the PSC technology to Bio-Products under the Master License Agreement.

Note 14 — Quarterly Financial Data (Unaudited)
The results of operations by quarter were as follows:

	For the quarters ended 2008:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$146,223	$155,107	$99,204	$167,581
Professional fees	111,946	78,946	90,284	149,622
Research and development	183,104	53,812	40,271	115,284

	441,273	287,865	229,759	432,487

Other expense (income):
Interest	19,751	4,136	3,314	152,489
Amortization of technology license	3,750	3,750	3,750	3,750
Interest income	(5,727)	(252)	(3)	(7,767)

Net loss applicable to common stockholders	$459,047	$295,499	$236,820	$580,959

Basic net loss per common share	$0.01	$0.01	**	$0.01

	For the quarters ended 2007:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$4,007	$229,344	$175,635	$67,951
Professional fees	1,970	154,873	62,152	60,819
Research and development	—	—	41,533	76,697

	5,977	384,217	279,320	205,467

Other expense (income):
Interest	3,597	17,500	21,466	21,466
Amortization of technology license	—	—	16,250	3,750
Interest income	—	(5,020)	(9,038)	(7,347)

Net loss applicable to common stockholders	$9,574	$396,697	$307,998	$223,336

Basic net loss per common share	**	$0.01	$0.01	**

**	- less than $.01 per share
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2008, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than identifying a calculation error resulting in an overstatement of the Company’s share-based compensation expense pursuant to FAS123R for the three months ended March 31, 2008 by approximately $500,000 and an overstatement of the Company’s share-based compensation expense pursuant to FAS123R for the three and six months ended June 30, 2008 by approximately $500,000 and $1,000,000, respectively. Amended Forms 10-Q for March and June 2008 were filed in October 2008. We believe that the controls around our share-based compensation calculations have been remediated and are operating effectively.
Attestation Report of Registered Public Accounting Firm — This annual report does not include an attestation report of our registered public accounting firm as such report is not required due to a transition period established by rules of the Securities and Exchange Commission for newly public reporting companies. See Item 8 for Management’s Annual Report on Internal Control over Financial Reporting.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
ITEM 11. Executive Compensation
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
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
PART IV
ITEM 15. Exhibits
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and Inception to December 31, 2008

Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and Inception to December 31, 2008

Notes to Consolidated Financial Statements
2.	Exhibits:

Exhibit
Number	Description
2.1
Agreement and Plan of Merger and Reorganization by and among Cleantech Biofuels, Inc., Biomass NA Acquisition Subsidiary, Inc. and Biomass North America Licensing, Inc. dated as of July 14, 2008 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2008).

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

10.7	*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8	*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9	*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10	*
Employment Agreement — Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.11	*
Form of Employee Agreement — Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.12	*
Form of Employee Stock Option Agreement — Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

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
10.15
Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).

10.16
Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.17
Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.18
Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.19
Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).

10.20	*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Michael Kime and Tom Jennewein
14		Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1		List of Subsidiaries.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1		Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2		Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc. (registrant)
March 30, 2009	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 30, 2009	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2009	/s/ Edward P. Hennessey, Jr. Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 30, 2009	/s/ Thomas G. Jennewein. Thomas G. Jennewein, Chief Financial Officer (principal financial and accounting officer)

March 30, 2009	/s/ Benton Becker Benton Becker, Director

March 30, 2009	/s/ Ira Langenthal, Phd. Ira Langenthal, Phd., Director

March 30, 2009	/s/ Paul Simon, Jr. Paul Simon, Jr., Director

March 30, 2009	/s/ Larry McGee Larry McGee, Director

INDEX TO EXHIBITS

Exhibit
Number		Description
2.1
Agreement and Plan of Merger and Reorganization by and among Cleantech Biofuels, Inc., Biomass NA Acquisition Subsidiary, Inc. and Biomass North America Licensing, Inc. dated as of July 14, 2008 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2008).

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

10.7	*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8	*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9	*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10	*
Employment Agreement — Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.11	*
Form of Employee Agreement — Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

Exhibit
Number		Description
10.12	*
Form of Employee Stock Option Agreement — Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

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
10.15
Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).

10.16
Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.17
Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.18
Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.19
Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).

10.20	*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Michael Kime and Tom Jennewein
14		Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1		List of Subsidiaries.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1		Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2		Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*	Management contract or compensatory plan or arrangement.