Form 10-K/A
period 2008-12-31
CleanTech Biofuels, Inc.
filed 2009-04-30
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

CLEANTECH BIOFUELS, INC.

Explanatory Note:
The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) of Cleantech Biofuels, Inc. (the “Company”) is to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “Original Form 10-K”). This Amendment is being filed solely to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company has determined to include such Part III information by Amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.
Except as expressly set forth in this Amendment, the Original Form 10-K has not been amended, updated or otherwise modified. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company’s Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three nor more than nine, subject to amendment by the Board of Directors.
The following table sets forth for each director, such director’s age, principal occupation for at least the last five years, present position with the Company, the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the Securities and Exchange Commission, and the class of such director. As previously reported by the Company, Benton Becker resigned effective April 1, 2009.
Class I: Terms expiring in 2011

			Service as
Name	Age	Principal Occupation	Director Since
Paul Simon, Jr.	50	Mr. Simon has served as a Class I director of our board of directors since August 21, 2007. He is a licensed attorney practicing in St. Louis, Missouri and has been a partner in the firm, Sauerwein, Simon, & Blanchard, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his B.S. in Business Administration and St. Louis University School of Law where he received his J.D.	2007
Class II: Terms expiring in 2009

			Service as
Name	Age	Principal Occupation	Director Since
Larry McGee	58
Mr. McGee was a Senior Vice President and Chief Development Officer with IESI Corporation in Fort Worth, Texas since 1998 until his retirement in 2005. Founded in 1995, IESI is an environmental services company that collects, transports and disposes of non-hazardous residential, industrial and commercial waste as well as providing recycling services. IESI was purchased by BFI Canada in 2005. Prior to joining IESI, Mr. McGee held a variety of management positions with various companies in the waste management industry from 1982 until 1998. Mr. McGee received his B.S. in Accounting from the University of Tennessee in 1973. From 1974 until 1981 he worked as a Certified Public Accountant.
			2007

			Service as
Name	Age	Principal Occupation	Director Since
Ira Langenthal, Phd	70
Dr. Langenthal received his BSEE from City College of New York and M.Eng. and a Phd. (Statistical Communications /Information Theory) from Yale University. He also took courses at Stanford and Wharton in Finance and Accounting at Exeter in Corporate Finance and Strategic Planning and at the Levinson Institute in Leadership. Early in his career he was a consultant to various organizations including General Instruments. In 1967 Dr. Langenthal co-founded Signal Analysis Industries Corp. (SAJCOR), an instrument manufacturing company specializing in communications, acoustics and vibration and segments of the medical markets. In 1972, SAJCOR was purchased by Honeywell, Inc. Over the next 19 years Dr. Langenthal worked at Honeywell in positions of increasing responsibility in virtually every phase of business including positions as Director of Engineering, Vice President of Operations and Vice President and General Manager of Honeywell’s Test Instruments Division. He retired as a Vice President at Honeywell in 1991. Since his retirement, Dr. Langenthal has been active in the Colorado Business Incubator initiative and the Colorado Advanced Technology Institute advising entrepreneurs and start-up businesses. He also serves on the Board of Directors of several companies, including Colorado Med Tech, a NASDAQ listed corporation.
			2007
Class III: Terms expiring in 2010

			Service as
Name	Age	Principal Occupation	Director Since
Edward P. Hennessey	50	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors. He also serves as a Class III director with a term that expires in 2010. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007
Audit Committee
The Audit Committee is currently comprised of Messrs. McGee (Chairman) and Langenthal, each of whom is “independent” in accordance with the Nasdaq standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Board of Directors has determined that McGee is qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants and performs other functions or duties provided in the Audit Committee Charter. During the 2008 fiscal year, the Audit Committee held two meetings.

Compensation Committee
The Compensation Committee is currently comprised of Messrs. McGee (Chairman) and Simon. The Compensation Committee reviews the Company’s remuneration policies and practices, including executive compensation, and administers the Company’s stock option plans. During the 2008 fiscal year, the Compensation Committee held two meetings.
Nomination of Directors
The Board of Directors does not currently have a standing Nominating Committee or a charter regarding the nominating process. The Board of Directors will give appropriate consideration to written recommendations from stockholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the independent members of the Board of Directors to properly evaluate each nominee’s qualifications to serve as a director. Nominations must be addressed to the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130. The Board of Directors may also conduct their own search for potential candidates that may include candidates identified directly by a variety of means as deemed appropriate by the independent directors.
There are no established term limits for service as a director of the Company. In general, it is expected that each director of the Company will have the highest personal and professional ethics, integrity and values and will consistently exercise sound and objective business judgment. In addition, it is expected that the Board of Directors as a whole will be made up of individuals with significant senior management and leadership experience, a long-term and strategic perspective and the ability to advance constructive debate.
Code of Ethics
All directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, are required to comply with the Company’s Code of Ethics to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Ethics covers all areas of business conduct, including employment policies and practices, conflict of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Ethics. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters. The Company’s Code of Ethics was filed as Exhibit 14 in its December 31, 2007 Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008 and can be obtained free of charge by written request to the attention of the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130 or by telephone at (314) 802-8670. Any changes to or amendments of the Code of Ethics will be filed as a future Exhibit in our filings.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our Board appoints the members of its Compensation Committee, which is composed entirely of independent directors, except for Paul Simon, Jr. The duties, responsibilities and authority of the Compensation Committee are prescribed by a Compensation Committee Charter, adopted by our Board. The Compensation Committee Charter is reviewed periodically and revised where appropriate. Two key aspects of the duties and responsibilities of the Compensation Committee are the administration of our compensation programs, including our equity incentive program, and the approval of compensation for our executive officers. The Compensation Committee has the authority to retain outside counsel and such other experts or consultants as it deems necessary to discharge its duties.

Our Executive Compensation Policy
We believe that a critical factor in attracting and retaining talented and dedicated management that is necessary for our success is the establishment and fair implementation of a comprehensive executive compensation program. Accordingly, our overall compensation philosophy is to offer our executives and other members of our management team compensation and benefits that meet and enhance our goals of attracting, retaining and motivating highly skilled people to work together as a team to achieve our financial and strategic business objectives. In furtherance of this compensation philosophy, our executive compensation program is designed to:
•	provide fair and reasonable compensation that meets the competitive environment for executive talent;
•	help motivate the members of our executive team for excellent performance; and
•	align the interests of our executive team members with those of our stockholders and the long-term success of our company.
Compensation Committee Process
While all decisions regarding executive compensation are ultimately made by our Compensation Committee, in practice, the Compensation Committee generally relies heavily on the recommendations of the Chief Executive Officer with respect to all of our executive officers (other than the Chief Executive Officer himself), particularly with regard to his assessment of each executive officer’s individual performance against achievement of strategic objectives, level of responsibility exercised and the level of specialized experience and knowledge required to do the job. Determinations by our Compensation Committee are not made in accordance with strict formulas which measure weighted qualitative and quantitative factors. Rather, such determinations are more subjective in nature and take into account not only the recommendations of our Chief Executive Officer, but such other factors as deemed relevant in an effort to blend competitive ranges into our own internal policies and practices. The Compensation Committee also has sought advice from The Hay Group, a compensation consultant.
All of our executive officers have entered into three-year employment agreements with the Company effective as of August 31, 2007 that provide for, among other things, the base salary, if any, of such executive officer’s compensation package. These employment contracts permit us to increase, but not decrease, base salaries within the contract term.
Elements of our Executive Compensation Program
Our executive officer program consists of three basic elements, namely: base salary, annual incentive bonus, and long-term incentive compensation. Currently our executive officers whose compensation is reported in the Summary Compensation Table are paid their approved salaries as cash is available and have not been paid any bonus. We expect that in the future we will begin paying the Named Executive Officers salary and bonuses consistent with their position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:
Base Salary
In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Messrs. Hennessey and Kime and $120,000 for Mr. Jennewein. Mr. Kime was paid his salary for November and December 2008. Messrs. Hennessey and Jennewein were paid their respective salaries for December 2008 and accrued November 2008. In addition, Mr. Hennessey was paid $56,000 during 2008 under a previous employment agreement. Salaries are currently paid based on cash availability. From January 2009 through April 2009, Messrs. Hennessey, Kime and Jennewein have voluntarily deferred salary for two full months and one partial month. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.
Long-Term Incentive Compensation
The long-term incentive awards for our executive officers are made under our 2007 Stock Option Plan under which the Compensation Committee may, among other things, grant or award stock options and other stock-based awards, subject to certain limitations and restrictions as set forth in the plan. Our use of stock-based awards for our executive officers is the primary means by which we provide our executive officers a long-term incentive that becomes more valuable to the executive to the extent our share value increases, thereby aligning each executive’s interest with the interest of our stockholders.

It is the policy of the Compensation Committee that, with respect to all equity-based compensation for the executive officers, the award dates for each grant shall be specified by the Compensation Committee at a duly convened meeting as of a date on or after the date of its action, and that the exercise price or value of the grant shall be determined by reference to the closing price of our common stock on the specified award date. See “Outstanding Equity Awards at Fiscal Year-End” table for additional information. Equity grants may also be made to new executive officers upon commencement of their employment and, on occasion, to executive officers in connection with a significant change in job responsibility, extraordinary performance, or other reasons.
Bonuses
None of our executive officers were paid a bonus in 2008 or 2007. We do not currently have any bonus plan for executive officers.
Executive Perquisites
Historically, we have not offered perquisites to our executive officers.
Tax and Accounting Implications
Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Compensation Committee may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2008 compensation paid to our executive officers is fully deductible.
Summary Compensation Table
The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer, Principal Financial Officer and General Counsel/Chief Operating Officer, the only executive officers of the Company, (together the “Named Executive Officers”) who served these positions during 2008. No compensation was paid to the Company’s Named Executive Officers prior to fiscal year 2007.

			(1) Stock
Name and Principal Position(s)	Year	Salary ($)	Options ($)	Total ($)
Edward P. Hennessey, President and CEO	2007	$63,000	$38,843	$101,843
	2008	68,000	103,574	171,574
Michael D. Kime, General Counsel and COO	2007	—	13,811	13,811
	2008	24,000	39,678	63,678
Thomas Jennewein, Chief Financial Officer	2007	—	13,811	13,811
	2008	10,000	36,623	46,623

(1)
The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements of Cleantech Biofuels, Inc., as filed with the SEC on Form 10-K for 2008. The amounts represent the SFAS 123(R) accounting cost that the Company recorded in its Statements of Operations in each year.

Our executive officer program consists of three basic elements, namely: base salary, annual incentive bonus and long-term incentive compensation. None of our Named Executive Officers were paid a bonus in 2008 or 2007. We expect that in the future we will begin paying the Named Executive Officers salary and bonuses consistent with their position and job performance.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information on stock options and restricted stock awards granted to the named executive officers that were outstanding as of December 31, 2008. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2008, which was $0.22.

	Option Awards						Stock Awards
				Number of					Market
		Number of		Securities			Number		value of
		Securities		Underlying			of Shares		shares or
		Underlying		Unexercised			or Units		units of
		Unexercised		Options (#) -	Option	Option	of Stock		stock that
		Options (#) -		Unexercisable	Exercise	Expiration	that have		have
	Grant Date	Exercisable		(3)	Price ($)	Date	vested (#)		vested (#)
Edward P. Hennessey	8/31/2007	750,000	(1)	1,500,000	$0.15	8/31/2014
	12/4/2008	—	(2)	1,200,000	$0.36	12/4/2015
	12/4/2008						60,000	(4)	$—
Michael D. Kime	8/31/2007	266,667	(1)	533,333	$0.15	8/31/2014
	12/4/2008	—	(2)	800,000	$0.36	12/4/2015
	12/4/2008						60,000	(4)	$—
Thomas G. Jennewein	8/31/2007	266,667	(1)	533,333	$0.15	8/31/2014
	12/4/2008	—	(2)	400,000	$0.36	12/4/2015
	12/4/2008						60,000	(4)	$—

(1)	This option grant vests in three equal annual installments beginning on August 31, 2008.

(2)	This option grant vests in three equal annual installments beginning on August 31, 2009.

(3)	The options shown in this column are nonvested as of December 31, 2008.

(4)	This stock award was granted on December 4, 2008. Each officer issued promissory notes with an exercise price of $0.36.
Option Exercises and Stock Vested

	Option Awards				Stock Awards
	Number of		Number of		Number of
	Shares	Value	Shares		Shares	Value
	Acquired on	Realized on	Acquired on	Value Upon	Acquired on	Realized on
	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)	Vesting (#)	Vesting ($)
Edward P. Hennessey	—	$—	750,000	$562,500	60,000	$—
Michael D. Kime	—	$—	266,667	$200,000	60,000	$—
Thomas G. Jennewein	—	$—	266,667	$200,000	60,000	$—
The values shown above reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.36 to $0.90.
Pension Benefits
None of our Named Executive Officers are covered by a defined pension benefit plan or other similar benefit plan that provides for payments or other benefits.
Nonqualified Deferred Compensation
We do not have any nonqualified deferred compensation plans.

Director Compensation
The Company’s non-employee directors received no salary or compensation as a board or committee member in 2008 and 2007.
Potential Payments Upon Termination or Change-in-Control
Each of the employment agreements with our Named Executive Officers was entered into for an initial term of employment that commenced as of August 31, 2007 and expires on August 31, 2010. By their terms, the employment agreements automatically renew for additional one-year periods, unless terminated by either us or the employee by August 31, 2010.
The employment agreements may be terminated upon: (i) our dissolution, (ii) the death or permanent disability of the employee, (iii) by us upon the employee’s unsatisfactory performance of his duties under the agreement, (iv) ten days’ written notice by us upon breach or default of the terms of the agreement by the employee, or (v) by the employee upon 30 days’ written notice to us. The employment agreements also permit us to terminate the employee’s employment following an act of misconduct.
If employment is terminated for any of the reasons set forth above, the Named Executive Officers discussed above will only receive their base salary accrued but unpaid as of the date of the termination. If employment is terminated for any reason other than those set forth above and those subsequent to a change in control of the Company, as discussed below, the Officers will receive one year of base salary. Additionally, for Mr. Hennessey all of his shares subject to stock options will vest and for Messrs. Kime and Jennewein one-half of the shares subject to their stock options will vest.
If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date in which he was terminated.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of December 31, 2008 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class
Edward P. Hennessey, Jr. (1)	7,443,275	12.1%
7310 Forsyth Ave. Clayton, MO 63105
SRS Legacy Trust(2)	8,117,644	13.2%
RAM Resources, L.L.C.(3)(4)	6,630,520	10.8%
13397 Lakefront Drive Earth City, Missouri 63045
William Meyer(4)	3,832,511	6.1%

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.

(2)
SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary. Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and Paul Simon, Jr., one of our directors, has sole dispositive power with respect to these shares.

(3)	Rodney H. Thomas, as Trustee of the Trust which is the majority owner of RAM Resources, L.L.C., has controlling voting and dispositive power over these shares.

(4)	Amount includes 1,923,495 shares issuable upon exercise of a warrant to purchase such shares at $0.13 per share.

SECURITY OWNERSHIP OF MANAGEMENT
Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of March 31, 2009, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Class
Edward P. Hennessey, Jr.	8,253,275	(1)	13.3%
Michael D. Kime	326,667	(2)	*	%
Thomas Jennewein	326,667	(2)	*	%
Benton Becker	357,499	(3)	*	%
Larry McGee	157,499	(4)	*	%
Ira Langenthal	157,499	(4)	*	%
Paul Simon	235,434	(5)	*	%
Total owned by All Executive Officers and Directors	9,814,540		15.6%

*	Less than 1%.

(1)
Includes the shares described in footnote 1 to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(2)	Amounts represent the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(3)
Mr. Becker resigned from our Board effective April 1, 2009. He will continue to vest in the restricted shares. Amount includes 157,499 shares vested and the portion that will vest within the next 60 days of shares of options and restricted stock and 200,000 shares jointly held with Joanne Becker.

(4)	Amounts represent the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(5)	Amount includes 157,499 shares vested and the portion that will vest within 60 days hereof of shares of options and restricted stock and shares held individually.
We currently have 9,000,000 shares of our common stock approved under our 2007 Stock Option Plan. See Part II, Item 5 in our Original Form 10-K for the table reflecting shares issued and available.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
From time to time, the Company has engaged in various transactions with certain of its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning certain transactions and relationships that have occurred during the past fiscal year or are currently proposed.
Paul Simon, Jr., a director of the Company, is a Member of the law firm Sauerwein, Simon & Blanchard, P.C., which had provided legal services to the Company in prior years.
We use the Crane Agency Co. as our broker for business and property insurance. Our CEO’s brother is currently employed at the Crane Agency Co. and is involved in the negotiation of premiums charged to us. We expect to purchase additional insurance through the Crane Agency Co. in the future.

Determination of Director Independence
Rules of The NASDAQ Stock Market LLC (“Nasdaq”) require that a majority of the Board of Directors be “independent,” as defined in Nasdaq Marketplace Rule 5605(a)(2). Under the Nasdaq rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Nasdaq rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company. The Board of Directors has determined that Messrs. Langenthal and McGee are independent under Nasdaq Rule 5605(a)(2).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Larry O’Donnell, CPA, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2008	2007
Audit Fees (1)	$9,805	$6,000
Tax Fees	—	—
Audit-Related Fees (2)	—	4,200
All Other Fees	—	—

Total Fees	$9,805	$10,200

(1)	Includes annual financial statement audit.

(2)	Fees related to the Company’s reverse merger and registration statement during April 2007 through September 2007.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc. (registrant)
April 30, 2009	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

April 30, 2009	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer