Form 10-Q
period 2009-03-31
CleanTech Biofuels, Inc.
filed 2009-05-15
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, 61,392,253 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,082	$96,617
Prepaids and other current assets	49,963	68,345

	69,045	164,962

Property and equipment, net	32,956	18,826

Non-current assets:
Technology licenses	2,021,782	2,021,782
Patents	600,000	600,000

Total Assets	$2,723,783	$2,805,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$269,933	$238,925
Accrued interest	44,517	26,660
Accrued professional fees and other	129,600	66,250
Notes Payable, net	638,370	456,712
Deferred revenue	70,333	—
Capital lease	4,704	4,649

Total current liabilities	1,157,457	793,196

Capital Lease	4,919	6,117
Series A Convertible Debentures	140,000	140,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 61,392,253 and 61,270,153 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	61,392	61,270
Additional paid-in capital	4,804,922	4,675,098
Notes receivable — restricted common shares issued to Directors and Employees	(164,807)	(162,567)
Deficit accumulated during the development stage	(3,280,100)	(2,707,544)

Total Stockholders’ Equity	1,421,407	1,866,257

Total Liabilities and Stockholders’ Equity	$2,723,783	$2,805,570

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
General and administrative	$243,823	$146,223	$1,311,573
Professional fees	109,413	111,946	868,854
Research and development	101	183,104	524,802

Operating Loss	353,337	441,273	2,705,229

Other expense (income):
Interest expense	226,127	19,751	472,585
Amortization of technology license	—	3,750	35,000
Deposit forfeiture	—	—	(25,000)
Other income	(4,667)	—	(4,667)
Interest income	(2,241)	(5,727)	(37,395)

	219,219	17,774	440,523

Net loss applicable to common stockholders	$572,556	$459,047	$3,145,752

Basic and diluted net loss per common share	$0.01	$0.01	$0.07

Weighted average common shares outstanding	61,351,553	50,082,525	45,050,374

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unuaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares issued	(inception) to
	Common Stock		Paid-in	to Directors	March 31,
	Shares	Amount	Capital	and Employees	2009
Balances at December 31, 2008	61,270,153	$61,270	$4,675,098	$(162,567)	$(2,707,544)

Conversion of convertible note in February 2009 at $.25 per share	122,100	122	11,533
Discounts on Notes Payable			35,000
Interest on Notes Receivable				(2,240)
Stock-based compensation			83,291
Net loss					(572,556)

Balances at March 31, 2009	61,392,253	$61,392	$4,804,922	$(164,807)	$(3,280,100)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
Operating Activities
Net loss applicable to common stockholders	$(572,556)	$(459,047)	$(3,145,752)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	100
Depreciation	1,070	4,909	29,898
Amortization	—	3,750	35,000
Interest income	(2,240)	—	(10,007)
Amortization of discounts (interest expense) and other financing charges	207,401	—	346,353
Share-based compensation expense	83,291	82,680	341,412
Write-off of technology license	—	—	97,500
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	18,382	11,581	(49,963)
Technology license	—	—	(132,500)
Accounts payable	31,008	71,538	269,933
Other assets and other liabilities	88,836	13,969	164,367
Accrued liabilities	63,350	—	129,600

Net cash used by operating activities	(81,458)	(270,620)	(1,799,032)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	(15,200)	(26,680)	(48,735)

Net cash used by investing activities	(15,200)	(26,680)	(218,735)

Cash Flows Provided (Used) by Financing Activities
Payments on capital lease, including interest	(1,264)	(366)	(5,051)
Series A Convertible Debentures, including interest	—	474,900	1,424,900
Issuance of Convertible Notes Payable	35,000	—	642,000
Payments on Note Payable	(14,613)	—	(50,000)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	19,123	474,534	2,036,849

Net increase (decrease) in cash and cash equivalents	(77,535)	177,234	19,082
Cash and cash equivalents at beginning of period	96,617	120,356	—

Cash and cash equivalents at end of period	$19,082	$297,590	$19,082

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS cont’d

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2009	2008	2009

Supplemental disclosure of cash flow information:
Cash paid for interest	$345	$—	$7,555

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$—	$14,119

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Convertible notes converted	$122,100	$—	$122,100

Common stock issued for Debentures converted	$—	$664,960	$1,333,337

Common stock and note payable issued for acquistion of Biomass	$—	$—	$1,501,250

Common stock issued for HFTA	$—	$—	$500,532

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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation, however the Company has begun evaluating potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain a homogenous feedstock of cellulosic biomass and plastics for energy production. The Company has limited exclusive licenses to technology designed to convert cellulosic feedstocks, including MSW, into combustible sources of energy.
The Company has no operating history as a producer of biomass or energy sources and has not constructed any commercial plants to date. It has no operating revenues to date and expects that its current capital and other existing resources will be sufficient only to provide a limited amount of working capital. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will be required to delay our development and may not be able to implement our business plan.
Note 2 — Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009.
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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has a payable balance of approximately $30,000 as of March 31, 2009. If the amount due under the Note is not paid during the term of the Note, the holder has a right to receive 123,000 shares of the Company’s common stock, par value $.001 per share (“Common Stock”), in addition to receiving the principal and interest due on the Note. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of March 31, 2009, it would result in an approximate increase of approximately $240,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for a pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. In addition, the Company issued a contingent warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The contingent warrant becomes exercisable if the Company defaults on its obligations under the note and remains exercisable for five years from the date of such default. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the three months ended March 31, 2009, amortization of this discount of approximately $58,000 has been recorded in interest expense. At March 31, 2009, the notes payable balance, net of the discount, related to this note is approximately $375,000.
Note 5 — Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 3 - Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate MSW, which we refer to as the Biomass Recovery Process. As a result of the merger, a long-term asset of approximately $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above.
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
Additionally, we deposited 2,887,687 shares of our common stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon the earlier of six months from the date of the license agreement or the completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. The first third of the shares (962,562 shares) were released from escrow on September 20, 2008. As a result, the Company recorded an asset for the value of this share payment of approximately $500,000 and will begin amortizing this asset upon use of the technology. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as the Company has the option to use or not use the technology and the shares are not deemed issued or vested until that time as described above. As of March 31, 2009, the approximate license to be recorded upon issuing the remaining shares, based on the market value of our common stock at March 31, 2009, would be approximately $115,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.
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
As disclosed in a previous footnote, the Company purchased Patent No. 6,306,248 (the “Patent”) pursuant to an Agreement with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. The company is now a licensor to Bio-Products for this Patent. Bio-Products is the exclusive licensee of the PSC technology (but not the Biomass Recovery Process) and has the right to sublicense the PSC technology to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003.

Brelsford Engineering, Inc.
On April 1, 2005, the Company entered into a license agreement with Brelsford Engineering, Inc. (“Brelsford”) giving the Company the exclusive right to use Brelsford’s technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology. Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also was required to pay a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company had met all requirements to maintain the exclusivity of its license. Brelsford had the right to terminate the license agreement on sixty days’ notice if the Company failed to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. During the fourth quarter of 2008, the Company received a termination notice from Brelsford for non-payment of certain fees. The Company has decided not to use this technology going forward in our operations and thus has written off the remaining asset as of December 31, 2008. The impairment loss of $97,500 was included in research and development expense on the statement of operations for the year ended December 31, 2008.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 6 — Debt

	March 31,	December 31,
	2009	2008
Convertible Notes Payable, net of discounts of $381,208 and $514,797 at March 31, 2009 and December 31, 2008, respectively, which are made up of various individual notes with an aggregate face value of $612,000 and $607,000 at March 31, 2009 and December 31, 2008, respectively, due in one year from date of note, interest at 6.0%	$230,792	$92,203
WWT Note Payable, net of discount of $72,423 and $130,105 at March 31, 2009 and December 31, 2008, respectively, with a face value of $450,000, due July 22, 2009, interest at 6.0%	377,577	319,895
Note Payable, due April 5, 2009, interest at 6.0%	30,001	44,614
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	140,000

Total debt	778,370	596,712
Current maturities — Notes Payable, net	(638,370)	(456,712)

Long-term portion, less current maturities	$140,000	$140,000

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2009, the Company raised a total of $642,000 of investment proceeds. One note was converted during the second quarter of 2009 leaving $612,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2009, amortization of approximately $150,000 for these discounts has been recorded in interest expense.
The Company has commenced another offering and received additional investment proceeds subsequent to the financial statement date. See the Subsequent Event footnote for further information.

WWT Note Payable
As disclosed previously, the Company issued to WWT a note in the amount of $450,000 and warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share related to the purchase of the Patent. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three months ended March 31, 2009, amortization of approximately $58,000 for this discount has been recorded in interest expense.
Note Payable
As disclosed previously in Note 3, upon consummation of the merger, the Company issued a promissory note in the original principal amount of $80,000 bearing interest at 6% per annum and was due April 5, 2009. This note has been paid in full subsequent to the financial statement date.
Series A Convertible Debentures
In April 2007, the Company sold $1,400,000 of Series A Convertible Debentures (“Debentures”), due April 16, 2010, that convert into shares of Common Stock at $.15 per share. The Company filed a registration statement with regard to the sale of these shares of Common Stock, which was declared effective by the Securities and Exchange Commission on January 2, 2008. The debentures accrue interest at 6% per annum. The interest is payable in cash or shares of Common Stock at the Company’s option. The Debenture Holders can convert their amount into shares at any time until the due date. The maximum number of shares that would be issued at the due date is 11,013,333.
The Company received cash of $950,000 and Promissory Notes (“Notes”) with an aggregate principal amount of $450,000 that accrue interest at 6.0%. Effective with the listing of our common stock on the OTCBB on March 13, 2008 (previously traded on Pink Sheets) we received full payment on all principal and accrued interest on the Notes totaling approximately $475,000 on March 14, 2008.
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of March 31, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Note 7 — Stockholders’ Deficit
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
In February 2009, the Company issued 122,100 shares of Common Stock ($0.25 per share) to an investor upon their conversion of a Convertible Note.

Net Loss per Common Share — The Company calculates basic loss per share (“EPS”) and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2009 and 2008, the Company had options, warrants and other convertible securities to purchase an aggregate of 21,339,728 and 13,289,768 shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.
Note 8 — Related Party Transactions
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
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three months ended March 31, 2009 and 2008, we incurred $-0- and approximately $55,000, respectively, in legal fees with SSB. As of March 31, 2009, all amounts have been paid to SSB except for approximately $95,000.
Note 9 — Share-based Payments
The Company accounts for stock options and restricted stock issued to employees, directors and consultants under SFAS No. 123(R), in which share-based compensation cost to employees, directors and consultants is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
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
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted common stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At March 31, 2009, 83,340 shares remain subject to a right of repurchase. No outstanding options were cancelled or expired as of March 31, 2009.

In November 2008, the Company granted options under the Stock Plan to purchase an aggregate 100,000 shares of common stock to a consultant. The options vest ratably monthly over a one-year period beginning in December 2008 and have an exercise price of $0.58. In December 2008, the Company: (i) granted options under the Stock Plan to purchase an aggregate 1,200,000 shares of common stock to employees that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.36, (ii) granted options under the Stock Plan to purchase 1,200,000 shares of common stock to our Chief Executive Officer (“CEO”) (that replaces options that were to be issued to our CEO upon commissioning of the pilot plant), that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.15 and (iii) issued an aggregate of 180,000 shares of restricted common stock to our employees. Under the restricted stock agreements, each of our three employees agreed to purchase 60,000 shares of restricted common stock of the Company at a cost of $0.36 per share. The employees issued promissory notes to the Company in exchange for their stock purchases. As of March 31, 2009, 1,396,666 options were vested and exercisable.
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

	For the years ended December 31,
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

	Three months ended
	Mar 31, 2009	Mar 31, 2008
Pre-tax compensation expense:
Stock options	$83,291	$82,681
Warrants	—	—

Total expense	83,291	82,681
Tax benefit, net	—	—

After-tax compensation expense	$83,291	$82,681

Related to these grants, the Company will record future compensation expense for stock options of approximately $180,000 for the remaining nine months of 2009. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $130,000 and $100,000 at March 31, 2009 and December 31, 2008, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of March 31, 2009, there was approximately $290,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2.5 years. There are 5,113,334 options granted that are not yet vested as of March 31, 2009. These options have a weighted average exercise price of $0.21.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2008	6,510,000	$0.20		(1)

Granted	—
Exercised	—
Forfeited	—

Options outstanding at March 31, 2009	6,510,000	$0.20		(1)

Options exercisable at March 31, 2009	1,396,666	$0.16		(1)

(1)
The weighted-average exercise price at December 31, 2008 and March 31, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 10 — Commitments and Contingencies
Project management - We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three months ended March 31, 2009 and 2008, we incurred approximately $100 and $57,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
In December 2007, we entered into an agreement with Hazen Research, Inc. (“Hazen”) to install and operate the HFTA equipment at Hazen’s facility in Golden, Colorado. The agreement also contemplates the expansion of the scope of work to include the construction and operation of a demonstration plant. We are billed at an hourly rate for time used by Hazen employees in connection with our projects. For the three months ended March 31, 2009 and 2008, we incurred $-0- and approximately $90,000, respectively, with Hazen.
Duluth Litigation — We are a defendant in a lawsuit filed on January 6, 2009 on behalf of Duluth Venture Capital Partners, L.L.C., one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit are our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleges among other things that Duluth Venture Capital Partners, L.L.C. was entitled to transfer certain shares of the common stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.
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
Note 11 — Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of May 11, 2009, the Company has received $235,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.

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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
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
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.
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

We are a development stage company that has recently changed its focus from being a fully integrated cellulosic ethanol producer to being a provider of cellulosic biomass derived from municipal solid waste, also known as MSW, for any energy product. Previously, our business focused on utilizing the following technologies to produce ethanol:
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

In January 2008, we purchased a small scale unit designed to operate the HFTA technology from the University of California Berkeley and moved this unit to the Hazen Research facility in Golden Colorado. The unit was reconstructed and used to analyze the sugar content obtainable from a variety of biomass derived from different sources of garbage and waste paper. Based on these results, we determined that there are sufficient amounts of sugars obtainable from the biomass we derive from garbage to warrant further development and potential commercialization of the HFTA technology.
In September 2008, we acquired the exclusive rights to a Biomass Recovery System developed by Anthony Noll that we refer to as our Biomass Recovery Process, which is technology comprised of improvements to the patent we acquired in October 2008. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In October 2008, we acquired the patent for the PSC technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result, we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Bio-Products was the sublicensor of the PSC technology to us.
During the fourth quarter of 2008, Brelsford Engineering, Inc. terminated our license to the Brelsford technology for non-payment of certain fees. We have decided not to use this technology going forward in our operations and thus have written off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008.
Since early 2008, we had been in litigation against Bio-Products regarding our use of the PSC technology as a sublicensee. In March 2009, we entered into a Settlement Agreement with Bio-Products settling all of these claims.
Pursuant to the Settlement Agreement, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We also mutually terminated the License Agreement with Bio-Products that had granted to us a sublicense to use the PSC technology. As a result, we have no further obligations thereunder. Due to our ownership of the patent covering the PSC technology, we continue to be the licensor of the PSC technology to Bio-Products under the Master License Agreement. As a result of the Settlement Agreement, we are now capable of using the Biomass Recovery Process technology to produce any energy product that we desire and are no longer limited to production of fuel grade ethanol in the United States.
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
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any commercial operating plants to date. We have no operating revenues to date and expect that our current capital and other existing resources will be sufficient only to complete a portion of the testing of our technologies and to provide a limited amount of working capital. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will be required to delay our development and may not be able to implement our business plan.
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of May 11, 2009, the Company has received $235,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
During the first quarter of 2009, we constructed a small-scale test vessel. This vessel was operated in Kentucky during April 2009 processing approximately 10 tons of MSW. The biomass will be tested as a feedstock in energy conversion technologies that are ready for commercialization. We may eventually move this test vessel to Pasco, Washington as detailed further in our Plan of Operation. In March 2009, we also entered into an equipment lease for $25,000 whereby our customer has the use of our HFTA equipment for our customer’s testing purposes. This lease is for two and one half months and currently ends on May 31, 2009, but can be renewed by our customer.
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

Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we have re-focused our business on the commercialization of our technology for cleaning and separating MSW into its component parts through the acquisition of further technology to clean and separate MSW, which we refer to as the Biomass Recovery Process and is currently in use in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we have begun evaluating potential commercial projects using our technology.
Biomass Feedstock Production
We are seeking sites to develop a facility in Chicago, Illinois including negotiating a lease for a facility to construct an operating commercial plant in Chicago, Illinois. The site we intend to lease currently has a commercial waste transfer station in operation by a third party. In anticipation of completing the lease, the owner of the property has commenced the permitting process to obtain the permits necessary for us to convert the commercial waste transfer station into a residential MSW transfer station and install our vessels for processing the waste delivered to the transfer station into cellulosic biomass. We will be required to pay the expenses incurred to date for permitting at the site upon completing our lease. Any new site we seek to develop may require us to seek permits or licenses to operate such sites. The biomass we expect to produce will be sold to utilities or other energy producers operating near the plant for combustion in existing co-fired boilers. We have provided our biomass to different utility owners for testing the BTU value and emissions profile and universally have been advised by the utilities that our biomass can be used as a feedstock for combustion together with coal.
We have completed construction of a small test vessel and operated this vessel beginning in April 2009 in Kentucky that processed approximately 10 tons of MSW into approximately 4-5 tons of biomass. We will provide the biomass produced during this testing phase to utilities and other mass consumers of energy operating in the Chicago area and to Green Power, Inc. in sufficient quantities to permit them to test the ability to utilize our biomass in their existing material handling operations. Upon completing this stage of our testing, we intend to seek long-term off-take contracts for the purchase of our biomass and begin construction of a larger scale plant to process sufficient biomass to the requirements of our agreements and any other market opportunities to sell the biomass in the Chicago area.
Upon operating a plant in Chicago and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the commercial plant described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for this project will be provided in large part via tax exempt bond financing. In addition we intend to seek funding and loan guarantees from local, state and federal authorities. On January 23, 2009, our partner in the Chicago project submitted an application to the City of Chicago for a $100,000 grant to develop an organic waste processing station in the city. We believe that further opportunities to utilize governmental assistance will become available for this project.
Diesel Fuel Production
We are working to complete an agreement with Green Power, Inc. (“Green Power”) to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. We have not completed an agreement to date and there can be no assurance that we will complete any agreement and proceed with this development. Green Power has constructed a facility in Pasco, Washington capable of processing up to 100 tons of organic biomass material per day into diesel. The diesel produced is not biodiesel, but rather a high grade fuel diesel. Green Power has tested the system with wood waste and other organic matter and the results have proven superior, however it is difficult and costly to obtain long term supplies of organic matter to operate the plant on a continuous basis. We believe that the organic matter we derive from MSW (biomass and plastics) will provide an excellent feedstock for the Green Power process.
We may move our test vessel, currently located in Kentucky, to Pasco, Washington in order to operate this small vessel for a sufficient time to enable an independent verification of the inputs and outputs to the system as well as completing a full feasibility study for the technology.

If the results from this stage of operations are successful, we plan to construct a system to process 200 tons of MSW (creating approximately 100 tons of usable biomass) daily at the Pasco plant. We anticipate the total costs to construct and operate the full system will be approximately $4 million to $5 million. We have applied to the USDA for a grant pursuant to its Repowering America Program to offset part of this cost. Additionally, the Company and Green Power have had preliminary discussions about a possible equity investment in our Company in an amount that will enable us to complete this construction, regardless of whether governmental assistance becomes available.
New Technologies; Commercializing Existing Technologies
Because of our unique ability to produce a clean, homogenous biomass feedstock, we are frequently presented with the opportunity to partner with or acquire new technologies. In addition to developing our current technologies, we will continue to add technologies to our suite of solutions that complement our core operations. We believe that our current technologies and aspects of those in development will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.
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

Results of Operations
The following table sets forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31, 2009	March 31, 2008	Change
General and administrative	$243,823	$146,223	$97,600
Professional fees	109,413	111,946	(2,533)
Research and development	101	183,104	(183,003)

Operating loss	353,337	441,273	(87,936)

Other expense (income):
Interest expense	226,127	19,751	206,376
Amortization of technology license	—	3,750	(3,750)
Other income	(4,667)	—	(4,667)
Interest income	(2,241)	(5,727)	3,486

Net loss applicable to common stockholders	$572,556	$459,047	$113,509

Three months ended March 31, 2009 compared to the three months ended March 31, 2008
General and administrative — The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008 and $15,000 in increased marketing expenses.
Research and Development — The decrease in 2009 is due primarily to a shift in focus in our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report.
Interest expense — The increase in 2009 is due primarily to the amortization of approximately $225,000 of discounts related to various notes and interest on those notes. These notes were issued from September through March 2009 and thus no interest was incurred during the three months ended March 31, 2008. This increase in interest was offset partially by reduced interest expense in 2009 on our Series A Convertible Notes as all but $140,000 of the notes were converted by the end of March 2008.
Amortization — The asset related to this amortization was written off as of December 31, 2008 as we no longer plan to use the technology in our plan of operations going forward. As we have not yet commenced our operations, we have no amortization in 2009 of our current technology assets.
Other income — The income in 2009 is for the leasing of our HFTA equipment. This lease currently expires on May 31, 2009 but can be renewed.
Interest income — The income in 2008 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008 and thus no longer earn interest at 6% per annum on those notes. The interest in 2009 is for interest earned on the notes receivable from our directors and executive officers related to the issuance of restricted stock.
Liquidity and Capital Resources
We have no operating revenues to date and will be required to raise additional capital in order to execute our business plan and commercialize our products.

Beginning in September 2008 and as of May 11, 2009, we raised $642,000 and $235,000, respectively, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 11, 2009, our current cash will be sufficient to fund approximately the next one to two months. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and warrants. As of March 31, 2009, the Company raised a total of $642,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2009, amortization of approximately $150,000 for these discounts has been recorded in interest expense.
WWT Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share related to the purchase of the Patent. The note matures on July 22, 2009, bears interest at 6.0% per annum and is secured by a security interest in the Patent. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three months ended March 31, 2009, amortization of approximately $58,000 for this discount has been recorded in interest expense.
Note Payable
On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate MSW (the “Biomass Recovery Process”).
Upon consummation of the merger, the Company issued a promissory note in the original principal amount of $80,000 bearing interest at 6% per annum due April 5, 2009. Subsequent to March 31, 2009, this note was paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process.

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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of March 31, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Summary of Cash Flow Activity

	Three Months Ended March 31,
	2009	2008
Net cash used by operating activities	$(81,458)	$(270,620)
Net cash used by investing activities	(15,200)	(26,680)
Net cash provided by financing activities	19,123	474,534
Net cash used by operating activities
During the three months ended March 31, 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale vessel and in 2008, cash used by investing activities was for the purchase of office furniture and our HFTA equipment.
Net cash provided by financing activities
During 2008, cash provided by financing activities was primarily from the remaining portion of the Series A Convertible Debentures plus interest of $474,900.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of March 31, 2009. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$650,000	$650,000	$—	$—	$—
WWT Note (2)	470,250	470,250	—	—	—
Note Payable (2)	31,900	31,900	—	—	—
Series A Convertible Debentures (3)	140,000	—	140,000	—	—
Capital Lease (4)	10,800	5,400	5,400	—	—
Operating Lease (5)	37,800	21,600	16,200	—	—

Total contractual obligations	$1,340,750	$1,179,150	$161,600	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes are due October 1, 2009. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

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
Additionally, we have the following commitment that will require us to make payments as set forth below:
Merrick & Company. We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three months ended March 31, 2009 and 2008, we incurred approximately $100 and $57,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
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
We believe that the estimates, assumptions and judgments relating to research and development costs, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended March 31, 2009, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Duluth Venture Capital Partners, LLC v. Cleantech Biofuels, Inc., et al. We are a defendant in a lawsuit filed on January 6, 2009 on behalf of Duluth Venture Capital Partners, L.L.C., one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit are our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleges among other things that Duluth Venture Capital Partners, L.L.C was entitled to transfer certain shares of the common stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit.
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
In the interest of caution, given the subject matter of the allegations, we issued a Stop Order for all shares of common stock owned by the entities set forth in the lawsuit filed on behalf of Duluth Venture Capital Partners, LLC. After conducting further investigation of this matter, we determined that we did not have sufficient evidence to verify the validity or invalidity of the claims made in the lawsuit and the information set out in the Selling Stockholder Questionnaires obtained from the stockholders named in that lawsuit.
In order to prevent any unwarranted transfers of our common stock while the issue of correct beneficial ownership of these shares was being resolved, we suspended the registration rights for the following Selling Stockholders. On February 24, 2009, we filed a Supplement to our prospectus dated January 2, 2008 and the prospectus supplement dated January 10, 2008, removing such stockholders from our Selling Stockholders, thereby making the shares restricted:

Selling Stockholder	Shares Suspended
Brite Star Associates, Inc.	1,777,867
Fountain Consulting, Inc.	1,482,000
St Ives Consulting, Inc.	1,368,000
Trinity Enterprises, L.L.C.	1,966,667
Padstow Estates, Inc.	1,966,667

Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On November 6, 2008 RAM Resources, LLC filed a request for temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our common stock owned by RAM Resources, L.L.C. The shares held by RAM Resources we reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our common stock owned by RAM Resources, L.L.C was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, L.L.C has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, L.L.C to comply with Rule 144(i). If RAM Resources, L.L.C does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, L.L.C.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2009, the Company had issued promissory notes having an aggregate original principal amount of $642,000. During the three months ended March 31, 2009, $35,000 of promissory notes were issued. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the associated note at a price of $0.45 per share. The issuance of units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.
Date: May 15, 2009	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 15, 2009	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.