Form 10-Q
period 2009-06-30
CleanTech Biofuels, Inc.
filed 2009-08-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
As of August 5, 2009, 61,704,753 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,540	$96,617
Prepaids and other current assets	23,372	68,345

	125,912	164,962

Property and equipment, net	32,714	18,826

Non-current assets:
Technology licenses, net	2,021,782	2,021,782
Patents	600,000	600,000

Total Assets	$2,780,408	$2,805,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$244,896	$238,925
Accrued interest	63,426	26,660
Accrued professional fees and other	109,913	66,250
Notes Payable, net	1,089,208	456,712
Series A Convertible Debentures	140,000	—
Deferred revenue	50,000	—
Capital lease	4,758	4,649

Total current liabilities	1,702,201	793,196

Capital Lease	3,707	6,117
Series A Convertible Debentures	—	140,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 61,704,753 and 61,270,153 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	61,705	61,270
Additional paid-in capital	5,104,700	4,675,098
Notes receivable — restricted common shares issued to Directors and Employees	(167,074)	(162,567)
Deficit accumulated during the development stage	(3,924,831)	(2,707,544)

Total Stockholders’ Equity	1,074,500	1,866,257

Total Liabilities and Stockholders’ Equity	$2,780,408	$2,805,570

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
General and administrative	$345,004	$155,107	$588,827	$301,330	$1,656,577
Professional fees	83,161	78,946	192,574	190,892	952,015
Research and development	—	53,812	101	236,916	524,802

Operating Loss	428,165	287,865	781,502	729,138	3,133,394

Other expense (income):
Interest expense	246,165	4,136	472,292	23,887	718,750
Amortization of technology license	—	3,750	—	7,500	35,000
Deposit forfeiture	—	—	—	—	(25,000)
Other income	(27,333)	—	(32,000)	—	(32,000)
Interest income	(2,266)	(252)	(4,507)	(5,979)	(39,661)

	216,566	7,634	435,785	25,408	657,089

Net loss applicable to common stockholders	$644,731	$295,499	$1,217,287	$754,546	$3,790,483

Basic and diluted net loss per common share	$0.01	$0.01	$0.02	$0.01	$0.08

Weighted average common shares outstanding	61,600,586	57,489,950	61,476,070	53,786,237	45,884,839

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

				Notes Rec -
				restricted
				common	July 14, 2004
			Additional	shares issued	(inception) to
	Common Stock		Paid-in	to Directors	June 30,
	Shares	Amount	Capital	and Employees	2009
Balances at December 31, 2008	61,270,153	$61,270	$4,675,098	$(162,567)	$(2,707,544)

Conversion of convertible note in February 2009 at $.25 per share	122,100	122	11,533
Conversion of convertible note in May 2009 at $.08 per share	312,500	313	24,687
Discounts on Notes Payable			164,071
Interest on Notes Receivable				(4,507)
Stock-based compensation			229,311
Net loss					(1,217,287)

Balances at June 30, 2009	61,704,753	$61,705	$5,104,700	$(167,074)	$(3,924,831)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
Operating Activities
Net loss applicable to common stockholders	$(1,217,287)	$(754,546)	$(3,790,483)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	100
Depreciation	6,814	12,796	35,642
Amortization	—	7,500	35,000
Interest income	(4,507)	—	(12,274)
Amortization of discounts (interest expense) and other financing charges	432,311	—	571,262
Share-based compensation expense	229,311	134,360	487,432
Write-off of technology license	—	—	97,500
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	44,973	22,461	(23,372)
Technology license	—	—	(132,500)
Accounts payable	5,971	35,329	244,896
Other assets and other liabilities	87,514	17,719	163,045
Accrued liabilities	43,663	—	109,913

Net cash used by operating activities	(371,237)	(524,381)	(2,088,812)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	(20,702)	(26,679)	(54,237)

Net cash used by investing activities	(20,702)	(26,679)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	—	—	—
Payments on capital lease, including interest	(2,524)	(1,104)	(6,311)
Series A Convertible Debentures, including interest	—	474,900	1,424,900
Issuance of Convertible Notes Payable	445,000	—	1,052,000
Payments on Note Payable	(44,614)	—	(80,000)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	397,862	473,796	2,415,589

Net increase (decrease) in cash and cash equivalents	5,923	(77,264)	102,540
Cash and cash equivalents at beginning of period	96,617	120,356	—

Cash and cash equivalents at end of period	$102,540	$43,092	$102,540

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS cont’d (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2009	2008	2009

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,691	$694	$9,901

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures		$—	$450,000

Capital lease related to the purchase of equipment		$14,119	$14,119

Common stock issued for organizational costs		$—	$100

Common stock issued for promissory notes		$—	$133,596

Common stock issued for Convertible notes converted	$36,655	$—	$36,655

Common stock issued for Debentures converted		$1,333,337	$1,333,337

Common stock and note payable issued for acquistion of Biomass		$—	$1,501,250

Common stock issued for HFTA		$—	$500,532

See accompanying notes to financial statements.

Note 1 – Organization and Business
Alternative Ethanol Technologies, Inc. (the “Company”), was incorporated in Delaware on December 20, 1996. Effective August 2, 2007, the Company changed its name to CleanTech Biofuels, Inc.
On March 27, 2007, the Company acquired SRS Energy, Inc., a Delaware corporation (“SRS Energy”), pursuant to an Agreement and Plan of Merger and Reorganization. In accordance with the merger agreement, SRS Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, merged with and into SRS Energy. The merger was consummated on May 31, 2007 and resulted in SRS Energy becoming a wholly-owned subsidiary of the Company. As a result of the merger, the stockholders of SRS Energy surrendered all of their issued and outstanding common stock and received shares of the Company’s common stock, $.001 par value per share (“Common Stock”). The former parent of SRS Energy, Supercritical Recovery Systems, Inc., immediately prior to the merger, distributed 78.8% of its 96% ownership in SRS Energy to its shareholders on a pro rata basis.
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
Note 2 – Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009.
Note 3 – Mergers/Acquisitions
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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of June 30, 2009, it would result in an approximate increase of approximately $600,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 – Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for a pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The note bears interest at 6.0% per annum and is secured by a security interest in the Patent. The note matured July 22, 2009 and has been amended – see update in Subsequent Events footnote. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. In addition, the Company issued a contingent warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share. The contingent warrant becomes exercisable if the Company defaults on its obligations under the note and remains exercisable for five years from the date of such default. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the three and six months ended June 30, 2009, amortization of this discount of approximately $60,000 and $120,000, respectively, has been recorded in interest expense. At June 30, 2009, the notes payable balance, net of the discount, related to this note is approximately $436,000.
Note 5 – Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 3 – Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate MSW, which we refer to as the Biomass Recovery Process. As a result of the merger, a long-term asset of approximately $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above.
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

Additionally, we deposited 2,887,687 shares of our Common Stock into an escrow account on May 12, 2008. The shares held in escrow will be released to HFTA as follows: one-third upon the earlier of six months from the date of the license agreement or the completion of the proof of concept phase if at that time we elect to continue to use the HFTA technology in the demonstration phase and two-thirds upon completion of the demonstration phase if at that time we elect to incorporate the HFTA technology into the small commercial plant. The first third of the shares (962,562 shares) were released from escrow on September 20, 2008. As a result, the Company recorded an asset for the value of this share payment of approximately $500,000 and will begin amortizing this asset upon use of the technology. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as the Company has the option to use or not use the technology and the shares are not deemed issued or vested until that time as described above. As of June 30, 2009, the approximate license to be recorded upon issuing the remaining shares, based on the market value of our Common Stock at June 30, 2009, would be approximately $290,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilitzation.
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
Note 6 – Debt

	June 30,	December 31,
	2009	2008
Convertible Notes Payable, net of discounts of $228,628 and $514,797 at June 30, 2009 and December 31, 2008, respectively, which are made up of various individual notes with an aggregate face value of $612,000 and $607,000 at June 30, 2009 and December 31, 2008, respectively, due in one year from date of note, interest at 6.0%	$383,372	$92,203
Convertible Notes Payable, net of discounts of $115,064 and $-0- at June 30, 2009 and December 31, 2008, respectively, which are made up of various individual notes with an aggregate face value of $385,000 and $-0- at June 30, 2009 and December 31, 2008, respectively, due in one year from date of note, interest at 6.0%	269,936	—
WWT Note Payable, net of discount of $14,100 and $130,105 at June 30, 2009 and December 31, 2008, respectively, with a face value of $450,000, due July 22, 2009, interest at 6.0%	435,900	319,895
Note Payable, repaid May 1, 2009, interest at 6.0%	—	44,614
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	140,000

Total debt	1,229,208	596,712
Current maturities	(1,229,208)	(456,712)

Long-term portion, less current maturities	$—	$140,000

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds and this offering is now closed. One note was converted during the first quarter of 2009 leaving $612,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2009, amortization of approximately $150,000 and $300,000, respectively, for these discounts has been recorded in interest expense.

During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2009, the Company raised a total of $410,000 of investment proceeds. One note was converted during the second quarter of 2009 leaving $385,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2009, amortization of approximately $15,000 for these discounts has been recorded in interest expense. This offering is continuing — see the Subsequent Events footnote for further information.
WWT Note Payable
As disclosed previously, the Company issued to WWT a note in the amount of $450,000 and warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share related to the purchase of the Patent. The note bears interest at 6.0% per annum and is secured by a security interest in the Patent. The note matured on July 22, 2009 and has been amended – see update in Subsequent Events footnote. The warrants are exercisable at any time for five years from the date of issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three and six months ended June 30, 2009, amortization of approximately $60,000 and $120,000, respectively, for this discount has been recorded in interest expense.
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of June 30, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Note 7 – Stockholders’ Deficit
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
In May 2009, the Company issued 312,500 shares of Common Stock ($0.08 per share) to an investor upon their conversion of a Convertible Note.
Net Loss per Common Share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2009 and 2008, the Company had options, warrants and other convertible securities to purchase an aggregate of 27,593,406 and 11,746,610 shares of Common Stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.
Note 8 – Related Party Transactions
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
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three and six months ended June 30, 2009 and 2008, we incurred $-0- and approximately $10 and $59,000 and $113,000, respectively, in legal fees with SSB. As of June 30, 2009, all amounts have been paid to SSB except for approximately $90,000.
Note 9 – Share-based Payments
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
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. The Company currently has reserved a maximum of 9,000,000 shares of Common Stock to be issued for stock options or restricted shares awarded under the Stock Plan.

In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of Common Stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of Common Stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted Common Stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At June 30, 2009, 33,336 shares remain subject to a right of repurchase. No outstanding options were cancelled or expired as of June 30, 2009.
In November 2008, the Company granted options under the Stock Plan to purchase an aggregate 100,000 shares of Common Stock to a consultant. The options vest ratably monthly over a one-year period beginning in December 2008 and have an exercise price of $0.58. In December 2008, the Company: (i) granted options under the Stock Plan to purchase an aggregate 1,200,000 shares of Common Stock to employees that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.36, (ii) granted options under the Stock Plan to purchase 1,200,000 shares of Common Stock to our Chief Executive Officer (“CEO”) (that replaces options that were to be issued to our CEO upon commissioning of the pilot plant), that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.15 and (iii) issued an aggregate of 180,000 shares of restricted Common Stock to our employees. Under the restricted stock agreements, each of our three employees agreed to purchase 60,000 shares of restricted Common Stock of the Company at a cost of $0.36 per share. The employees issued promissory notes to the Company in exchange for their stock purchases. As of June 30, 2009, 1,421,665 options were vested and exercisable.
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

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Pre-tax compensation expense:
Stock options	$146,019	$51,680	$229,311	$134,361
Warrants	—	—	—	—

Total expense	146,019	51,680	229,311	134,361
Tax benefit, net	—	—	—	—

After-tax compensation expense	$146,019	$51,680	$229,311	$134,361

Related to these grants, the Company will record future compensation expense for stock options of approximately $130,000 for the remaining six months of 2009. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $190,000 and $100,000 at June 30, 2009 and December 31, 2008, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of June 30, 2009, there was approximately $275,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2 years. There are 5,088,335 options granted that are not yet vested as of June 30, 2009. These options have a weighted average exercise price of $0.20.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2008	6,510,000	$0.20	(1)

Granted	—
Exercised	—
Forfeited	—

Options outstanding at June 30, 2009	6,510,000	$0.20	(1)

Options exercisable at June 30, 2009	1,421,665	$0.17	(1)

(1)
The weighted-average exercise price at December 31, 2008 and June 30, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 10 – Commitments and Contingencies
Project management – We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three and six months ended June 30, 2009 and 2008, we incurred approximately $100 and $100 and $17,000 and $74,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
Duluth Litigation – Until a settlement was reached in July 2009, we were a defendant in a lawsuit filed on January 6, 2009 on behalf of Duluth Venture Capital Partners, L.L.C. (“Duluth”), one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit were our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleged among other things that Duluth Venture Capital Partners, L.L.C. was entitled to transfer certain shares of the Common Stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit. In July 2009, we reached a settlement in this litigation pursuant to which all claims against the Company and its officers and directors were dismissed with prejudice. The settlement agreement required the Company to remove stop transfer orders previously placed on shares of its Common Stock registered in the name of Duluth and make a payment of $25,000 to Duluth. The $25,000 payment was advanced by the Company but is to be recouped by the Company pursuant to an agreement with its insurance carrier.

Leases – The Company entered into a lease on October 16, 2007 (and took occupancy in January 2008) to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri for a term of three years. Our monthly rent under the lease is $1,800 plus the cost of utilities. We entered into a lease for office furniture in January 2008. The lease payments are approximately $450 per month for 36 months. This lease is accounted for as a capital lease for accounting purposes.
Note 11 – Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of August 11, 2009, the Company has received $475,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
The Company had a note payable to WWT in the amount of $450,000 and warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 contingent on payment of the note by July 22, 2009 (the original maturity date). We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 with no contingencies and (iii) the remaining payments on the note will be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). The warrants are exercisable at any time for five years from the date of reissuance (July 23, 2009). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009.

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
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of August 11, 2009, the Company has received $475,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
During the first quarter of 2009, we constructed a small-scale test vessel. This vessel has operated in Kentucky beginning in April 2009 processing approximately 12 tons of MSW. The biomass will be tested as a feedstock in energy conversion technologies that are ready for commercialization.

In July 2009, the Company entered into a joint research agreement with Fiberight, LLC (“Fiberight”), to establish the anticipated yields and operating costs from using biomass produced by us for the production of ethanol using Fiberight’s proprietary enzymatic processes. Under the agreement, we provided approximately 2000 pounds of biomass feedstock derived from MSW from the City of Chicago to use in Fiberight’s conversion technology.
In August 2009, the Company entered into a joint research agreement with GeoSyn Fuels, L.L.C. (“GeoSyn”) whereby the Company will provide GeoSyn with biomass feedstock derived from MSW from the City of Chicago for GeoSyn’s testing of their proprietary process for converting biomass into ethanol and other products.
In July 2009, we reached a settlement in the litigation with Duluth Venture Capital Partners, L.L.C. (“Duluth”) pursuant to which all claims against the Company and its officers and directors were dismissed with prejudice. The settlement agreement required the Company to remove stop transfer orders previously placed on shares of its Common Stock registered in the name of Duluth and make a payment of $25,000 to Duluth. This payment was advanced by the Company and has been recouped by the Company pursuant to an agreement with its insurance carrier.
The Company had a note payable to WWT in the amount of $450,000 and warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 contingent on payment of the note by July 22, 2009 (the original maturity date). We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 with no contingencies and (iii) the remaining payments on the note will be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). The warrants are exercisable at any time for five years from the date of reissuance (July 23, 2009). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009.
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
We have completed construction of a small test vessel in Kentucky. Beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We are providing the biomass produced during this testing phase to a variety of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. We continue to evaluate opportunities to construct a larger scale plant in the Chicago area. Additionally, other development opportunities outside of Chicago have been presented to us and we are currently evaluating those potential developments in addition to pursuing the Chicago market. Also, a variety of federal, state and local stimulus funds, grant opportunities, loan guarantees and other programs have recently been announced or are expected to be announced in the near-term that have opened a variety of new development opportunities for the Company. Upon operating a plant in Chicago or at one of the other places we are evaluating and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
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

To commercialize this technology, we intend to:
•	construct and operate a commercial plant that processes MSW into cellulosic biomass for combustion in existing co-fired boilers for power;
•	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
•	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.
Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff. Our success will also depend on a variety of market forces and other developments beyond our control.
Results of Operations
The following tables set forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

	Three months ended
	June 30, 2009	June 30, 2008	Change
General and administrative	$345,004	$155,107	$189,897
Professional fees	83,161	78,946	4,215
Research and development	—	53,812	(53,812)

Operating loss	428,165	287,865	140,300

Other expense (income):
Interest expense	246,165	4,136	242,029
Amortization of technology license	—	3,750	(3,750)
Other income	(27,333)	—	(27,333)
Interest income	(2,266)	(252)	(2,014)

Net loss applicable to common stockholders	$644,731	$295,499	$349,232

General and administrative – The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008, an increase of approximately $50,000 in share-based compensation expense and $25,000 in increased marketing expenses.
Research and Development – The decrease in 2009 is due primarily to a shift in focus in our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report.
Interest expense – The increase in 2009 is due primarily to the amortization of approximately $225,000 of discounts related to various notes and approximately $18,000 in interest on those notes. These notes were issued from September 2008 through June 2009 and thus no interest was incurred during the three months ended June 30, 2008.
Amortization – The asset related to this amortization was written off as of December 31, 2008 as we no longer plan to use the technology in our plan of operations going forward. As we have not yet commenced our operations, we have no amortization in 2009 for our current technology assets.
Other income – The income in 2009 is for the leasing of our HFTA equipment, which expired on May 31, 2009, and the subsequent sale of this equipment.

Interest income – The interest income in 2009 is for interest earned on the notes receivable from our directors and executive officers related to the issuance of restricted stock.

	Six months ended
	June 30, 2009	June 30, 2008	Change
General and administrative	$588,827	$301,330	$287,497
Professional fees	192,574	190,892	1,682
Research and development	101	236,916	(236,815)

Operating loss	781,502	729,138	52,364

Other expense (income):
Interest expense	472,292	23,887	448,405
Amortization of technology license	—	7,500	(7,500)
Other income	(32,000)	—	(32,000)
Interest income	(4,507)	(5,979)	1,472

Net loss applicable to common stockholders	$1,217,287	$754,546	$462,741

General and administrative – The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008, an increase of approximately $135,000 in share-based compensation expense and $40,000 in increased marketing expenses.
Research and Development – The decrease in 2009 is due primarily to a shift in focus in our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report.
Interest expense – The increase in 2009 is due primarily to the amortization of approximately $430,000 of discounts related to various notes and approximately $34,000 interest on those notes. These notes were issued from September 2008 through March 2009 and thus no interest was incurred during the six months ended June 30, 2008. This increase in interest was offset partially by reduced interest expense in 2009 on our Series A Convertible Notes as all but $140,000 of the notes were converted by the end of April 2008.
Amortization – The asset related to this amortization was written off as of December 31, 2008 as we no longer plan to use the technology in our plan of operations going forward. As we have not yet commenced our operations, we have no amortization in 2009 for our current technology assets.
Other income – The income in 2009 is for the leasing of our HFTA equipment, which expired on May 31, 2009, and the subsequent sale of this equipment.
Interest income – The income in 2008 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008 and thus no longer earn interest at 6% per annum on those notes. The interest in 2009 is for interest earned on the notes receivable from our directors and executive officers related to the issuance of restricted stock.
Liquidity and Capital Resources
We have no operating revenues to date and will be required to raise additional capital in order to execute our business plan and commercialize our products.
Beginning in September 2008 and as of August 11, 2009, we raised $642,000 and $475,000, respectively, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of August 11, 2009, our current cash will be sufficient to fund approximately the next month. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.

Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and warrants. As of June 30, 2009, the Company raised a total of $642,000 of investment proceeds. One note was converted during the first quarter of 2009 leaving $612,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. This offering is now closed. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2009, amortization of approximately $150,000 and $300,000 for these discounts has been recorded in interest expense.
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and warrants. As of June 30, 2009, the Company raised a total of $410,000 of investment proceeds. One note was converted during the second quarter of 2009 leaving $385,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s Common Stock, at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2009, amortization of approximately $15,000 for these discounts has been recorded in interest expense.
WWT Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 contingent on payment of the note by July 22, 2009 (the original maturity date). We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 with no contingencies and (iii) the remaining payments on the note will be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). The warrants are exercisable at any time for five years from the date of reissuance (July 23, 2009). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three and six months ended June 30, 2009, amortization of approximately $60,000 and $120,000 for this discount has been recorded in interest expense.

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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of June 30, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Summary of Cash Flow Activity

	Six Months Ended June 30,
	2009	2008
Net cash used by operating activities	$(371,237)	$(524,381)
Net cash used by investing activities	(20,702)	(26,679)
Net cash provided by financing activities	397,862	473,796
Net cash used by operating activities
During the six months ended June 30, 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale vessel. In 2008, cash used by investing activities was for the purchase of office furniture and the HFTA equipment.
Net cash provided by financing activities
During 2009, cash provided by financing activities was primarily from the issuance of convertible notes of $445,000 offset by payments against a note payable. In 2008, cash provided by financing activities was primarily from the remaining portion of the Series A Convertible Debentures plus interest of $474,900.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of June 30, 2009. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,083,320	$1,083,320	$—	$—	$—
WWT Note (2)	470,250	470,250	—	—	—
Series A Convertible Debentures (3)	140,000	140,000	—	—	—
Capital Lease (4)	9,450	5,400	4,050	—	—
Operating Lease (5)	32,400	21,600	10,800	—	—

Total contractual obligations	$1,735,420	$1,720,570	$14,850	$—	$—

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
Additionally, we have the following commitment that will require us to make payments as set forth below:
Merrick & Company. We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three and six months ended June 30, 2009 and 2008, we incurred approximately $100 and $100, and $17,000 and $74,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
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
We believe that the estimates, assumptions and judgments relating to research and development costs, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009. Our critical accounting policies and estimate assumptions have not changed during the six months ended June 30, 2009.

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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at June 30, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2009, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Duluth Venture Capital Partners, L.L.C. v. Cleantech Biofuels, Inc., et al. Until a settlement was reached in July 2009, we were a defendant in a lawsuit filed on January 6, 2009 on behalf of Duluth Venture Capital Partners, L.L.C. (“Duluth”), one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit were our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleged among other things that Duluth was entitled to transfer certain shares of the common stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit.
The lawsuit also alleged that World Capital Funding and/or Keith Mazer is the beneficial owner of certain shares of our Common Stock owned by Brite Star Associates, L.L.C., Fountain Consulting, L.L.C., St. Ives Consulting, Inc., Trinity Enterprises, and Padstow Estates, Inc. Each of these entities is a Selling Stockholder who had completed and delivered a Selling Stockholder Questionnaire to the Company representing the beneficial ownership of the shares as set forth in our public filings.
In the interest of caution, given the subject matter of the allegations, we issued a Stop Order for all shares of Common Stock owned by the entities set forth in the lawsuit filed on behalf of Duluth. After conducting further investigation of this matter, we determined that we did not have sufficient evidence to verify the validity or invalidity of the claims made in the lawsuit and the information set out in the Selling Stockholder Questionnaires obtained from the stockholders named in that lawsuit.
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

In July 2009, we reached a settlement in this litigation pursuant to which all claims against the Company and its officers and directors were dismissed with prejudice. The settlement agreement required the Company to remove stop transfer orders previously placed on shares of its Common Stock registered in the name of Duluth and make a payment of $25,000 to Duluth. This payment was advanced by the Company and has been recouped by the Company pursuant to an agreement with its insurance carrier.
Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On November 6, 2008 RAM Resources, L.L.C. filed a request for temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. The shares held by RAM Resources, L.L.C. we reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, L.L.C. has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, L.L.C. to comply with Rule 144(i). If RAM Resources, L.L.C. does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, L.L.C.

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
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2009, the Company had issued promissory notes having an aggregate original principal amount of $410,000. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note, having a face value of $25,000, was converted into Common Stock at a per share conversion price of $0.08 during the second quarter of 2009 leaving $385,000 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits
(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.
Date: August 13, 2009	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 13, 2009	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.