Form 10-Q
period 2009-09-30
CleanTech Biofuels, Inc.
filed 2009-11-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, 65,165,556 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,034	$96,617
Prepaids and other current assets	17,388	68,345

	37,422	164,962

Property and equipment, net	26,511	18,826

Non-current assets:
Technology licenses, net	2,214,295	2,021,782
Patents	600,000	600,000

Total Assets	$2,878,228	$2,805,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$260,155	$238,925
Accrued interest	67,549	26,660
Accrued professional fees and other	148,239	66,250
Notes Payable, net	1,339,579	456,712
Series A Convertible Debentures	140,000	—
Deferred revenue	50,000	—
Capital lease	4,813	4,649

Total current liabilities	2,010,335	793,196

Capital Lease	2,477	6,117
Series A Convertible Debentures	—	140,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 64,912,656 and 61,270,153 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	64,913	61,270
Additional paid-in capital	5,604,462	4,675,098
Notes receivable — restricted common shares	(275,505)	(162,567)
Deficit accumulated during the development stage	(4,528,454)	(2,707,544)

Total Stockholders’ Equity	865,416	1,866,257

Total Liabilities and Stockholders’ Equity	$2,878,228	$2,805,570

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
General and administrative	$288,740	$99,204	$877,567	$400,534	$1,945,317
Professional fees	64,657	90,284	257,231	281,176	1,016,672
Research and development	—	40,271	101	277,187	524,802

Operating Loss	353,397	229,759	1,134,899	958,897	3,486,791

Other expense (income):
Interest expense	253,657	3,314	725,949	27,201	972,407
Amortization of technology license	—	3,750	—	11,250	35,000
Deposit forfeiture	—	—	—	—	(25,000)
Other income	—	—	(32,000)	—	(32,000)
Interest income	(3,431)	(3)	(7,938)	(5,982)	(43,092)

	250,226	7,061	686,011	32,469	907,315

Net loss applicable to common stockholders	$603,623	$236,820	$1,820,910	$991,366	$4,394,106

Basic and diluted net loss per common share	$0.01	**	$0.03	$0.02	$0.09

Weighted average common shares outstanding	63,571,205	58,708,851	62,174,488	55,427,109	46,733,784

**	- less than $.01 per share.
See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unuaudited)

				Notes Rec -	July 14, 2004
			Additional	restricted	(inception) to
	Common Stock		Paid-in	common	September 30,
	Shares	Amount	Capital	shares	2009
Balances at December 31, 2008	61,270,153	$61,270	$4,675,098	$(162,567)	$(2,707,544)

Conversion of convertible note in February 2009 at $.25 per share	122,100	122	11,533
Conversion of convertible note in May 2009 at $.08 per share	312,500	313	24,687
Discounts on Notes Payable			280,100
Issuances of shares in August 2009 at at $.13 per share for Net Issuance Elections for warrants	357,778	358	(358)
Issuance of restricted shares in June 2009 at $.12 per share	625,000	625	74,375	(75,000)
Shares released from escrow to HFTA in August 2009 at $.10 per share	1,925,125	1,925	190,587
Issuance of restricted shares to Directors in September 2009 at $.10 per share	300,000	300	29,700	(30,000)
Interest on Notes Receivable				(7,938)
Stock-based compensation			318,740
Net loss					(1,820,910)

Balances at September 30, 2009	64,912,656	$64,913	$5,604,462	$(275,505)	$(4,528,454)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
Operating Activities
Net loss applicable to common stockholders	$(1,820,910)	$(991,366)	$(4,394,106)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	100
Depreciation	13,017	20,684	41,845
Amortization	—	11,250	35,000
Interest income	(7,938)	—	(15,705)
Amortization of discounts (interest expense) and other financing charges	661,211	575	800,162
Share-based compensation expense	318,740	176,726	576,861
Write-off of technology license	—	—	97,500
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	50,957	14,132	(17,388)
Technology license	—	—	(132,500)
Accounts payable	21,230	138,298	260,155
Other assets and other liabilities	91,726	20,146	167,257
Accrued liabilities	81,989	—	148,239

Net cash used by operating activities	(589,978)	(609,555)	(2,307,553)

Cash Flows Used by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	(20,000)	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	(20,702)	(26,679)	(54,237)

Net cash used by investing activities	(20,702)	(46,679)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Payments on capital lease, including interest	(3,788)	(2,219)	(7,575)
Series A Convertible Debentures, including interest	—	474,900	1,424,900
Issuance of Convertible Notes Payable	627,499	77,000	1,234,499
Payments on Note Payable	(89,614)	—	(125,000)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	534,097	549,681	2,551,824

Net increase (decrease) in cash and cash equivalents	(76,583)	(106,553)	20,034
Cash and cash equivalents at beginning of period	96,617	120,356	—

Cash and cash equivalents at end of period	$20,034	$13,803	$20,034

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS cont’d (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,925	$1,000	$10,135

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$14,119	$14,119

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Convertible notes converted	$36,655	$—	$36,655

Common stock issued for Debentures converted	$—	$1,333,337	$1,333,337

Common stock and note payable issued for acquistion of Biomass	$—	$1,501,250	$1,501,250

Common stock issued for HFTA	$192,513	$500,532	$693,045

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
Note 2 – Interim Financial Statements
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009.
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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2009, it would result in an approximate increase of approximately $440,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 – Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for a pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of the warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the three and nine months ended September 30, 2009, amortization of this discount of approximately $35,000 and $150,000, respectively, has been recorded in interest expense. At September 30, 2009, the notes payable balance, net of the discount, related to this note is approximately $371,000.
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

HFTA, Inc.
On March 20, 2008, the Company entered into a license agreement with HFTA, Inc. (“HFTA”) granting the Company the exclusive worldwide right to use the HFTA technology for the production of ethanol from MSW. The terms in the original agreement required us to pay an initial license fee of $25,000 to HFTA on execution of the agreement and a second license fee of $150,000 on September 1, 2009 if we were using the technology at that time. On August 24, 2009, we entered into an amendment with HFTA that moved the September 1, 2009 payment, plus interest at 6% per annum from the date of the amendment, to March 1, 2010.
Additionally, we deposited 2,887,687 shares of our Common Stock into an escrow account on May 12, 2008. The shares held in escrow were released to HFTA as follows: the first third of the shares (962,562 shares) were released from escrow on September 20, 2008 (six months from the date of the original agreement) and the remaining 1,925,125 shares were released upon the amendment in August 2009. As a result, the Company recorded an asset for the value of the first third share payment of approximately $500,000 in September 2008 and recorded an addition to the asset of approximately $190,000 related to the release of the remaining shares in August 2009. The Company will begin amortizing this asset upon use of the technology.
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
Note 6 – Debt

	September 30,	December 31,
	2009	2008
Convertible Notes Payable, net of discounts of $74,370 and $514,797 at September 30, 2009 and December 31, 2008, respectively, which are made up of various individual notes with an aggregate face value of $612,000 and $607,000 at September 30, 2009 and December 31, 2008, respectively, due in one year from date of note, interest at 6.0%	$537,630	$92,203
Convertible Notes Payable, net of discounts of $136,571 and $-0- at September 30, 2009 and December 31, 2008, respectively, which are made up of various individual notes with an aggregate face value of $567,500 and $-0- at September 30, 2009 and December 31, 2008, respectively, due in one year from date of note, interest at 6.0%	430,929	—
Vertex (formerly WWT) Note Payable, net of discount of $33,980 and $130,105 at September 30, 2009 and December 31, 2008, respectively, with a face value of $405,000 and $450,000, respectively. 50% principal and interest due 10-22-09 and 1-22-10, respectively, interest at 6.0%	371,020	319,895
Note Payable, repaid May 1, 2009, interest at 6.0%	—	44,614
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	140,000

Total debt	1,479,579	596,712
Current maturities	(1,479,579)	(456,712)

Long-term portion, less current maturities	$—	$140,000

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds and this offering is now closed. One note was converted during the first quarter of 2009 leaving $612,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2009, amortization of approximately $155,000 and $455,000, respectively, for these discounts has been recorded in interest expense. Some of these notes began maturing in October 2009. See Subsequent Event footnote for further details.

During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2009, the Company raised a total of $592,500 of investment proceeds. One note was converted during the second quarter of 2009 leaving $567,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2009, amortization of approximately $40,000 and $55,000, respectively, for these discounts has been recorded in interest expense. This offering is continuing — see the Subsequent Events footnote for further information.
Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the Patent purchase, the Company issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three and nine months ended September 30, 2009, amortization of approximately $35,000 and $150,000, respectively, for this discount has been recorded in interest expense.
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of September 30, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.

Note 7 – Stockholders’ Equity (Deficit)
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
In September 2008, the Company released 962,562 shares of Common Stock ($0.52 per share) to HFTA in accordance with the previously disclosed licensing agreement with HFTA representing one-third of the total shares escrowed as part of the compensation for the licensing agreement. The Company released the remaining 1,925,125 shares of Common Stock ($0.10 per share) to HFTA in accordance with the previously disclosed amendment to the licensing agreement with HFTA representing the remaining shares previously held in escrow.
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
In December 2008, June 2009 and September 2009, the Company issued 180,000, 625,000 and 300,000 restricted shares of Common Stock at $0.36, $0.12 and $0.10 per share, respectively, to employees, a consultant pursuant to their consulting agreement and directors. For all of these restricted common stock grants, each individual issued promissory notes to the Company in exchange for their stock purchases. See the share-based footnote for further details.
In August 2009, the Company issued 357,778 shares of Common Stock ($0.13 per share) to the holders of two separate warrants under the Net Issuance clause of the warrant agreements.
Net Loss per Common Share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2009 and 2008, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 25,900,000 and 14,900,000 shares of Common Stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.
Note 8 – Related Party Transactions
The Company had a $72,103 advance from one of its board of director members at December 31, 2006 evidenced by a promissory note that accrued interest at 9.5% per annum. The promissory note also contained an option to acquire 5% of the outstanding capital stock of SRS Energy at a price of $250,000. In April 2007, the indebtedness under the promissory note was repaid and the promissory note was cancelled. Under its terms, the right to exercise the option to purchase shares survived after the repayment of the indebtedness under the note. As part of the merger consideration issued by the Company pursuant to the acquisition of SRS Energy, the Company issued a warrant exercisable until August 31, 2009 to purchase 1,923,495 shares of its common stock at $0.13 per share to replace the option included in the promissory note on substantially similar terms as the option. In August 2009, this warrant was exercised under the Net Issuance clause of the warrant agreement resulting in 178,889 shares being issued.
In August 2007, the Company entered into stock purchase agreements with certain members of the Board of Directors. In December 2008, the Company entered into stock purchase agreements with the executive officers. In September 2009, the Company entered into stock purchase agreements with certain members of the Board of Directors. The directors and executive officers issued notes to the Company in exchange for their stock purchases. See Share-Based Payments footnote for further discussion. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the three and nine months ended September 30, 2009 and 2008, we incurred $-0- and approximately $10 and $67,000 and $180,000, respectively, in legal fees with SSB. As of September 30, 2009, all amounts have been paid to SSB except for approximately $90,000.
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
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. The Company currently has reserved a maximum of 14,000,000 shares of Common Stock to be issued for stock options or restricted shares awarded under the Stock Plan. A proposal to increase the maximum number of shares available for issuance under the Stock Plan to 14,000,000 from 9,000,000 was approved by the Company’s stockholders at the Company’s Annual Stockholder Meeting, held on August 25, 2009.
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of Common Stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of Common Stock to directors that vest ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted Common Stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 21, 2007, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through September 21, 2008, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At September 30, 2009, no shares remain subject to a right of repurchase.
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
In September 2009, the Company granted options under the Stock Plan to purchase an aggregate 25,000 shares of Common Stock to an employee that vested immediately with an exercise price of $0.10 per share. The Company also issued an aggregate of 300,000 shares of restricted Common Stock to our two new directors, Dr. David Bransby and Dr. Jackson Nickerson. Under the agreements, both directors agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 30, 2009, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through August 31, 2010, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At September 30, 2009, 283,334 shares remain subject to a right of repurchase. Additionally, the Company granted options under the Stock Plan to purchase an aggregate 80,000 shares of Common Stock to these directors, with an exercise price of $0.10, that vest ratably over two years. No outstanding options were cancelled or expired as of September 30, 2009. As of September 30, 2009, 3,634,998 options were vested and exercisable.

Pursuant to a settlement agreement, RAM Resources, L.L.C. obtained the right to acquire an aggregate of 1,923,495 shares of our Common Stock at a price of $0.13 per share. This warrant was exercisable during a two year term that started on August 29, 2007 and ended on August 29, 2009. RAM Resources, L.L.C. agreed to terminate the Letter Agreement and release all claims to acquire any shares of our Common Stock. The fair value of $125,027 has been recorded in the Company’s general and administrative expenses for the year ended December 31, 2007 and additional paid in capital at December 31, 2007. In August 2009, this warrant was exercised under the Net Issuance clause of the warrant agreement resulting in 178,889 shares being issued. This issuance plus the issuance of 178,889 shares as disclosed previously in the related party footnote total the 357,778 shares disclosed previously in the Stockholders’ Equity (Deficit) footnote.
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

	Three months ended		Nine months ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008
Pre-tax compensation expense:
Stock options	$89,429	$42,365	$318,740	$176,726
Warrants	—	—	—	—

Total expense	89,429	42,365	318,740	176,726
Tax benefit, net	—	—	—	—

After-tax compensation expense	$89,429	$42,365	$318,740	$176,726

Related to these grants, the Company will record future compensation expense for stock options of approximately $40,000 for the remaining three months of 2009. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $225,000 and $100,000 at September 30, 2009 and December 31, 2008, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of September 30, 2009, there was approximately $190,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2 years. There are 2,900,002 options granted that are not yet vested as of September 30, 2009. These options have a weighted average exercise price of $0.20.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2008	6,510,000	$0.20		(1)

Granted	105,000	0.10
Exercised	—
Forfeited	—

Options outstanding at September 30, 2009	6,615,000	$0.20		(1)

Options exercisable at September 30, 2009	3,634,998	$0.19		(1)

(1)
The weighted-average exercise price at December 31, 2008 and September 30, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 10 – Commitments and Contingencies
Project management – We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three and nine months ended September 30, 2009 and 2008, we incurred $-0- and approximately $100 and $28,000 and $102,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
Duluth Litigation – Until a settlement was reached in July 2009, we were a defendant in a lawsuit filed on January 6, 2009 on behalf of Duluth Venture Capital Partners, L.L.C. (“Duluth”), one of our stockholders. The suit was filed in Superior Court for the State of California. The other defendants to the suit were our officers and directors, our transfer agent, Keith Mazer and World Capital Funding. The suit alleged among other things that Duluth was entitled to transfer certain shares of the Common Stock of the Company for which stop orders had been previously issued. The case was subsequently moved to Federal court in the Southern District of California. On March 10, 2009, we filed a motion to dismiss the lawsuit. In July 2009, we reached a settlement in this litigation pursuant to which all claims against the Company and its officers and directors were dismissed with prejudice. The settlement agreement required the Company to remove stop transfer orders previously placed on shares of its Common Stock registered in the name of Duluth and make a payment of $25,000 to Duluth. The $25,000 payment was advanced by the Company and has been subsequently recouped by the Company pursuant to an agreement with its insurance carrier.
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
Note 11 – Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of November 9, 2009, the Company has received $642,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
We entered into amendments dated October 22, 2009 with Vertex whereby: (i) the October 22, 2009 payment on our note was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share.
Certain promissory notes in our first offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.25 per share) came due in October and November 2009. These promissory notes totaling $294,000 (including approximately $17,000 of accrued interest through November 11, 2009), have not yet been repaid or converted to shares of our common stock. We are working with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of November 9, 2009, the Company has received $642,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
During the first quarter of 2009, we constructed a small-scale test vessel. This vessel has operated in Kentucky beginning in April 2009 processing approximately 12 tons of MSW. The biomass will be and has been tested as a feedstock in energy conversion technologies that are ready for commercialization.
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
In August 2009, the Company entered into a joint research agreement with GeoSyn Fuels, L.L.C. (“GeoSyn”) whereby the Company provided GeoSyn with biomass feedstock derived from MSW from the City of Chicago for GeoSyn’s testing of their proprietary process for converting biomass into ethanol and other products.
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

The Company had a note payable to WWT in the amount of $450,000 and warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance.
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
Biomass Feedstock Production
We previously were seeking to construct an operating commercial plant in Chicago, Illinois. Recently, the waste hauling company we were working with in the Chicago area was acquired by Waste Management, Inc. At this time we are not certain whether we will seek to work with Waste Management, Inc. to develop the Chicago market. Our long-term intentions are to develop this market, but we are currently evaluating our options to do so in light of the recent acquisition.
We are also seeking to develop a plant in a major metropolitan area. We are currently working with an existing waste hauler, to develop one or more waste transfer stations where waste collected will be processed using our technology and the biomass produced used to create heat and power.
We are also seeking to implement our technology in Maryville, Missouri. In September 2009, a member of our board of directors, Dr. David Bransby, filed a grant request with the United States Department of Energy, seeking $5.0 million in funding. If this grant is awarded we intend to use the funding to install one of our vessels at a waste facility in Maryville, Missouri. The biomass we produce will be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.

We have completed construction of a small test vessel in Kentucky. Beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We are providing the biomass produced during this testing phase to a variety of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. In addition to the developments we are currently contemplating, other development opportunities have been presented to us and we are currently evaluating those potential developments. Also, a variety of federal, state and local stimulus funds, grant opportunities, loan guarantees and other programs have recently been announced or are expected to be announced in the near-term that have opened a variety of new development opportunities for the Company. On October 15, 2009, we filed final applications for Section 48C with respect to our proposed developments in Maryville, Missouri and in the St. Louis area. We anticipate filing additional grant and loan applications for governmental assistance in the near-term future. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for the project in the St. Louis area will be provided in large part via tax exempt bond financing. In addition, we intend to seek funding and loan guarantees from local, state and federal authorities.
Diesel Fuel Production
We previously anticipated completing an agreement with Green Power, Inc. (“Green Power”) to provide biomass for testing at Green Power’s facility and if that is successful, to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. To date we have not been able to reach an agreement as to the nature and amount of biomass to be produced. These issues and a number of other items will be required to be resolved before we are able to complete any agreement with Green Power. We have not completed an agreement to date and there can be no assurance that we will complete any agreement and proceed with this development.
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

Results of Operations
The following tables set forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended
	Sept 30, 2009	Sept 30, 2008	Change
General and administrative	$288,740	$99,204	$189,536
Professional fees	64,657	90,284	(25,627)
Research and development	—	40,271	(40,271)

Operating loss	353,397	229,759	123,638

Other expense (income):
Interest expense	253,657	3,314	250,343
Amortization of technology license	—	3,750	(3,750)
Other income	—	—	—
Interest income	(3,431)	(3)	(3,428)

Net loss applicable to common stockholders	$603,623	$236,820	$366,803

General and administrative – The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008, an increase of approximately $47,000 in share-based compensation expense and $44,000 in increased marketing expenses.
Professional Fees – The decrease in 2009 is due primarily to a reduction in legal fees.
Research and Development – The decrease in 2009 is due primarily to a shift in focus in our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report.
Interest expense – The increase in 2009 is due primarily to the amortization of approximately $230,000 of discounts related to various notes and approximately $22,000 in interest on those notes. These notes were issued from October 2008 through September 2009 and thus no interest was incurred during the three months ended September 30, 2008.
Amortization – The asset related to this amortization was written off as of December 31, 2008 as we no longer plan to use the technology in our plan of operations going forward. As we have not yet commenced our operations, we have no amortization in 2009 for our current technology assets.
Interest income – The interest income in 2009 is for interest earned on the notes receivable from our directors, executive officers and consultants related to the issuance of restricted stock.

	Nine months ended
	Sept 30, 2009	Sept 30, 2008	Change
General and administrative	$877,567	$400,534	$477,033
Professional fees	257,231	281,176	(23,945)
Research and development	101	277,187	(277,086)

Operating loss	1,134,899	958,897	176,002

Other expense (income):
Interest expense	725,949	27,201	698,748
Amortization of technology license	—	11,250	(11,250)
Other income	(32,000)	—	(32,000)
Interest income	(7,938)	(5,982)	(1,956)

Net loss applicable to common stockholders	$1,820,910	$991,366	$829,544

General and administrative – The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008, an increase of approximately $142,000 in share-based compensation expense and $85,000 in increased marketing expenses.
Professional Fees – The decrease in 2009 is due primarily to a reduction in legal fees.
Research and Development – The decrease in 2009 is due primarily to a shift in focus in our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report.
Interest expense – The increase in 2009 is due primarily to the amortization of approximately $660,000 of discounts related to various notes and approximately $65,000 interest on those notes. These notes were issued from October 2008 through September 2009 and thus no interest was incurred during the nine months ended September 30, 2008. This increase in interest was offset partially by reduced interest expense in 2009 on our Series A Convertible Notes as all but $140,000 of the notes were converted by the end of April 2008.
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
Interest income – The income in 2008 is primarily interest on $450,000 of promissory notes issued to us as part of the consideration for the issuance of the Series A Convertible Debentures. We received the $450,000 plus accrued interest on March 14, 2008 and thus no longer earn interest at 6% per annum on those notes. The interest in 2009 is for interest earned on the notes receivable from our directors, executive officers and consultant related to the issuance of restricted stock.
Liquidity and Capital Resources
We have no operating revenues to date and will be required to raise additional capital in order to execute our business plan and commercialize our products.
Beginning in September 2008 and as of November 11, 2009, we raised $642,000 and $642,500, respectively, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 11, 2009, our current cash will be sufficient to fund approximately the next month. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.

Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and warrants. As of September 30, 2009, the Company raised a total of $642,000 of investment proceeds. One note was converted during the first quarter of 2009 leaving $612,000 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. This offering is now closed. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2009, amortization of approximately $150,000 and $450,000, respectively, for these discounts has been recorded in interest expense. Certain promissory notes in our first offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.25 per share) came due in October and November 2009. These promissory notes totaling $294,000 (including approximately $17,000 of accrued interest through November 11, 2009), have not yet been repaid or converted to shares of our common stock. We are working with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and warrants. As of September 30, 2009, the Company raised a total of $592,500 of investment proceeds. One note was converted during the second quarter of 2009 leaving $567,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s Common Stock, at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2009, amortization of approximately $40,000 and $55,000, respectively, for these discounts has been recorded in interest expense.
Vertex (formerly WWT) Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three and nine months ended September 30, 2009, amortization of approximately $35,000 and $150,000 for this discount has been recorded in interest expense.

Series A Convertible Debentures
In April 2007, the Company sold $1,400,000 of Series A Convertible Debentures (“Debentures”), due April 16, 2010, that convert into shares of the Company’s Common Stock at $0.15 per share. The Company filed a registration statement with regard to the sale of these shares of Common Stock, which was declared effective by the Securities and Exchange Commission on January 2, 2008. The debentures accrue interest at 6% per annum. The interest is payable in cash or shares of the Company’s Common Stock at the Company’s option. The Debenture Holders can convert their amount into shares at any time until the due date. The maximum number of shares that would be issued at the due date is 11,013,333.
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of September 30, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Summary of Cash Flow Activity

	Nine Months Ended September 30,
	2009	2008
Net cash used by operating activities	$(589,978)	$(609,555)
Net cash used by investing activities	(20,702)	(46,679)
Net cash provided by financing activities	534,097	549,681
Net cash used by operating activities
During the nine months ended September 30, 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale vessel. In 2008, cash used by investing activities was for the purchase of office furniture and the HFTA equipment.
Net cash provided by financing activities
During 2009, cash provided by financing activities was primarily from the issuance of convertible notes of $627,500 offset by payments against a note payable. In 2008, cash provided by financing activities was primarily from the remaining portion of the Series A Convertible Debentures plus interest of $474,900.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of September 30, 2009. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,250,270	$1,250,270	$—	$—	$—
Vertex Note (2)	417,150	417,150	—	—	—
Series A Convertible Debentures (3)	140,000	140,000	—	—	—
Capital Lease (4)	8,100	5,400	2,700	—	—
Operating Lease (5)	27,000	21,600	5,400	—	—

Total contractual obligations	$1,842,520	$1,834,420	$8,100	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. Some of these notes matured in October and November 2009. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

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
Additionally, we have the following commitment that will require us to make payments as set forth below:
Merrick & Company. We have entered into an engagement agreement with Merrick & Company to develop a complete project management plan. For the three and nine months ended September 30, 2009 and 2008, we incurred $-0- and approximately $100, and $28,000 and $102,000, respectively, for engineering, design and consulting services. In 2008, we completed our initial project plan with Merrick & Company. We intend to continue to engage Merrick & Company on an as needed basis as we proceed with engineering review and testing of our technologies.
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
We believe that the estimates, assumptions and judgments relating to research and development costs, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009. Our critical accounting policies and estimate assumptions have not changed during the nine months ended September 30, 2009.
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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2009, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On November 6, 2008 RAM Resources, L.L.C. filed a request for temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. The shares held by RAM Resources, L.L.C. we reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, L.L.C. has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, L.L.C. to comply with Rule 144(i). If RAM Resources, L.L.C. does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, L.L.C. A trial on the final injunction and assessment of damages, if any, is set for January 11, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2009, the Company raised a total of $592,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note was converted during the second quarter of 2009 leaving $567,500 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
In June 2009, the Company issued 625,000 restricted shares of Common Stock to a consultant pursuant to the terms of a consulting agreement. The issuance of restricted shares of Common Stock to the consultant was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.
In August 2009, the holder of a warrant originally issued on May 31, 2007 exercised its right under the terms of the warrant to cause the Company to issue 178,889 shares of Common Stock to the holder at a price of $0.13 per share. The issuance of Common Stock upon exercise of the warrant was exempt from the registration requirements of the Securities Act pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In August 2009, the holder of a warrant originally issued on August 30, 2007 exercised its right under the terms of the warrant to cause the Company to issue 178,889 shares of Common Stock to the holder at a price of $0.13 per share. The issuance of Common Stock upon exercise of the warrant was exempt from the registration requirements of the Securities Act pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
In September 2008, pursuant to the terms of a license agreement dated March 20, 2008 and amended on August 24, 2009, the Company released 962,562 shares of Common Stock from escrow and issued them to HFTA, Inc. In August 2009, the remaining 1,925,125 shares of Common Stock held in escrow were released from escrow and issued to HFTA, Inc. The issuances of Common Stock pursuant to the terms of the license agreement were exempt from the registration requirements of the Securities Act pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
In September 2009, the Company awarded a stock option to an employee representing the right to acquire 25,000 shares of Common Stock at an exercise price of $0.10 per share. Additionally, in September 2009, the Company issued to its two new directors an aggregate of 300,000 restricted shares of Common Stock at a price of $0.10 per share and awarded a stock option representing the right to acquire an aggregate of 80,000 shares of Common Stock at an exercise price of $0.10 per share. Each director issued a promissory note to the Company in exchange for the restricted Common Stock purchase. The awards of stock options and the issuance of restricted stock to our employee and directors were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities
Certain promissory notes in our first offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.25 per share) came due in October and November 2009. These promissory notes totaling $294,000 (including approximately $17,000 of accrued interest through November 11, 2009), have not yet been repaid or converted to shares of our common stock. We are working with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on August 25, 2009. At the meeting, the stockholders voted on matters as follows:
1. Election of Board of Directors (Class II) –

	Votes For	Votes Against	Votes Withheld
David Bransby, Phd.	41,689,177	—	4,124,700
Jackson Nickerson, Phd.	41,689,177	—	4,124,700
Edward P. Hennessey and Paul Simon, Jr. continue to serve as members of our Board of Directors.
2. Increase the maximum number of shares available for issuance under the 2007 Option Plan from 9,000,000 shares to 14,000,000 shares –

Votes For	41,689,177
Votes Against	4,124,700
Votes Abstained	—
3. Ratification of Auditor –

Votes For	45,813,877
Votes Against	—
Votes Abstained	—

Item 5. Other Information
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share.
Item 6. Exhibits
(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

10.21	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.
Date: November 13, 2009	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 13, 2009	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.21	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.