Form 10-K
period 2009-12-31
CleanTech Biofuels, Inc.
filed 2010-03-30
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 (the last business day of our most recently completed second quarter) — $5,606,896
As of March 25, 2010, the number of shares outstanding of the Company’s common stock was 66,406,824.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders or of an amendment to Form 10-K to be filed not later than 120 days from the end of our most recent fiscal year are incorporated into Part III of this Form 10-K where indicated.

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
Company Overview
We are a development stage company focused on being a provider of cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products from biomass.
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
SRS Energy was originally formed as a wholly-owned subsidiary of Supercritical Recovery Systems, Inc., a Delaware corporation, in July 2004. At that time, Supercritical Recovery Systems, Inc. was a licensee of various technologies for the processing of waste materials into usable products. Prior to our acquisition of SRS Energy, Supercritical Recovery Systems, Inc. distributed approximately 80% of its ownership of SRS Energy to the stockholders of Supercritical Recovery Systems, Inc. Since our acquisition of SRS Energy, Supercritical Recovery Systems, Inc. has ceased its business activities with respect to licensing other technologies.
In September 2008, we acquired the exclusive rights to use the Biomass Recovery System developed by Anthony Noll that we refer to as our Biomass Recovery Process in the United States and Canada. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In addition, in October 2008, we acquired the patent for the pressurized steam classification (“PSC”) technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Bio-Products was the sublicensor of the PSC technology to us.
Since early 2008, we had been in litigation against Bio-Products regarding our use of the PSC technology. In March 2009, we entered into a Settlement Agreement with Bio-Products settling all claims. Pursuant to the Settlement Agreement, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We also terminated our License Agreement with Bio-Products and have no further obligations thereunder. We continue to be the licensor to Bio-Products under the Master License Agreement and we continue to own the patent for the PSC technology. As a result of the Settlement Agreement, we are now capable of using the Biomass Recovery Process technology to produce any energy product that we desire and are no longer limited to production of fuel grade ethanol in the United States.
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
Plan of Operation
Our company was initially conceived as a fully-integrated producer of cellulosic ethanol using the PSC technology for cleaning and separating municipal solid waste, also known as MSW, into its component parts, and a dilute acid hydrolysis technology developed by Brelsford Engineering, Inc. To further enhance our ability to produce ethanol, in 2008 we licensed a technology that uses nitric acid to hydrolyze biomass into ethanol. The technology developed at the University of California Berkeley is controlled by HFTA, Inc. pursuant to a Master License Agreement with the University of California Berkeley and was sublicensed to us for the production of ethanol from MSW.
Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts through the acquisition of further technology to clean and separate MSW, and set about to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another operator in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we have begun evaluating potential commercial projects using our technology.

As a result of our new focus on converting MSW into a biomass feedstock for energy or chemical products, we determined that we no longer would use the Brelsford and HFTA technologies. In the fourth quarter of 2008, Brelsford Engineering, Inc. terminated our license to the Brelsford technology for non-payment of certain fees. We decided not to use the technology going forward in our operations and wrote off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008. Additionally, we terminated our agreement with HFTA, Inc. during the fourth quarter of 2009 as we determined to not use the HFTA technology going forward in our operations. We wrote off the related asset of approximately $693,000 as an impairment loss and the loss is included in research and development expense on the statement of operations for the year ended December 31, 2009.
Biomass Feedstock Production
We are seeking to develop a plant in a major metropolitan area. We are currently working with an existing waste hauler to develop one or more waste transfer stations where waste collected will be processed using our technology and the biomass produced used to create heat and power.
We are also seeking to implement our technology in Maryville, Missouri. The biomass we produce will be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.
We have been selected by the County Commission and Public Works Authority of Pawnee County, Oklahoma for implementation at a proposed recycling and biomass recovery facility to be constructed in Pawnee County. The Pawnee County Commission and the Pawnee Public Works Authority have both adopted resolutions to pursue the possibility of bringing the Biomass Recovery Process to an existing quarry site in Pawnee County. The proposed facility would sit on 40,000 square feet of enclosed space and initially process approximately 500 tons of MSW per day. We believe this facility will be unique, reducing landfill consumption by 85 percent, producing renewable energy, being profitable, completely enclosed like other manufacturing facilities and generating its own energy to operate. The Pawnee Public Works Authority has engaged an engineering consultant to begin the project’s engineering and technology evaluation. The consultant will work with us to design the initial system for the facility and determine its ultimate cost. The consultant and the County will also work on obtaining grants and permits as well as all other aspects of getting the project funded and started.
We have completed construction of a small test vessel in Kentucky. Beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We are providing the biomass produced during this testing phase to a variety of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. In addition to the developments we are currently contemplating, other development opportunities have been presented to us and we are currently evaluating those potential developments. Also, a variety of federal, state and local stimulus funds, grant opportunities, loan guarantees and other programs have recently been announced or are expected to be announced in the near-term that may lead to a variety of new development opportunities for the Company. On October 15, 2009, we filed final applications for Section 48C with respect to our proposed developments. In January 2010, we were informed that these projects were not selected for funding. We anticipate filing additional grant and loan applications for governmental assistance in the near-term future. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the licensing of our technology and/or the development of commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for the project in the major metropolitan area could be provided in large part via tax exempt bond financing. In addition, we intend to seek funding and loan guarantees from local, state and federal authorities.

Diesel Fuel Production
We previously anticipated completing an agreement with Green Power, Inc. (“Green Power”) to provide biomass for testing at Green Power’s facility and if that proves successful, to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. To date we have not been able to reach an agreement as to the nature and amount of biomass to be produced or other key terms of this relationship that are required for us to proceed. These issues and a number of other items will be required to be resolved before we are able to complete any agreement with Green Power. We have not completed an agreement to date and there can be no assurance that we will complete any agreement and proceed with this development.
Bio-Fuel and Bio-Chemical Joint Testing/Research
As soon as we are able to process MSW into biomass through our test vessel in Kentucky and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.
In July 2009, we entered into a joint research agreement with Fiberight, LLC (“Fiberight”) to establish the anticipated yields and operating costs from using biomass produced by us for the production of ethanol using Fiberight’s proprietary enzymatic processes. Under the agreement, we provided approximately one ton of biomass feedstock derived from MSW from the City of Chicago to use in Fiberight’s conversion technology.
In August 2009, we entered into a joint research agreement with GeoSyn Fuels, L.L.C. (“GeoSyn”) whereby we agreed to provide GeoSyn with biomass feedstock derived from MSW from the City of Chicago for GeoSyn’s testing of their proprietary process for converting biomass into ethanol and other products.
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
To commercialize our technology, we intend to:
•	license and/or construct and operate a commercial plant that processes MSW into cellulosic biomass for conversion into energy or chemical products;
•	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
•	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.
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
Waste haulers or municipalities pay tipping fees on a per ton basis to dispose of garbage at a landfill. A gate rate is similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently from $8.20 per ton in 1985 to $34.29 in 2004 and continues to increase.
Mass Burn/Incineration Plants
Mass Burn
Mass burn is combusting MSW generally without any pre-processing or separation. The resulting steam is employed for industrial uses or for generating electricity. Mass burn facilities are sized according to the daily amount of solid waste they expect to receive. Most mass burn plants can remove non-combustible steel and iron for recycling before combustion using magnetic separation processes. Other non-ferrous metals can be recovered from the leftover ash.
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
Burning any fuel, including MSW, can produce a number of pollutants, such as carbon monoxide, sulfur dioxide, and fine particles containing heavy metals. Other toxic organic compounds, such as dioxins, are also potential emissions from any combustive activity where certain chemical compounds are present, a situation that could take place in the WTE process. Air emission control devices in a WTE facility usually include:
•	Dry Scrubbers – these “wash” the air emissions from the WTE process (called the gas stream) and remove any acidic gases by passing the gas stream through a liquid.
•
Electrostatic Precipitators (ESP) – these use high voltage electricity to remove up to 98% of all particles remaining in the gas stream after passing through the scrubbers, including any heavy metal particles.

•
Fabric Filters (baghouses) – these consist of a series of nearly two thousand fabric bags made of heat-resistant material which filter remaining particles from the gas stream. This includes any large concentrations of condensed toxic organic compounds (such as dioxins) and heavy metal compounds.

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

Our Technologies
We believe we can convert MSW into cellulosic material using our Biomass Recovery Process, which can then be used by a variety of third party technologies as a feedstock to process that cellulosic material into a variety of energy and chemical products.
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
The PSC technology was developed at the University of Alabama, Huntsville and improved by Anthony Noll into the technology we refer to as the Biomass Recovery Process. The process separates curbside MSW into organic and inorganic materials using a patented and proprietary process that involves a unique combination of steam, pressure and agitation. The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave. In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:
•
Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 55 to 60 percent of the incoming MSW and will be suitable for conversion to multiple energy or chemical products.

•
Separated recyclables (steel cans and other ferrous materials, aluminum cans, plastics, and glass), which we expect will represent about 25 percent of the MSW input and are sorted and can be sold to recyclers.

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 20 percent of the MSW input. We will not be able to recover any value in this residual waste. We will be required to deliver this waste to landfills and incur the tipping fees expense.
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
Principal Products or Services and their Markets
If we determine that our licensed technologies are commercially viable and we are able to raise a significant amount of additional capital, we may be in a position to begin to license and/or enter into long-term contracts with municipalities, solid waste haulers, and operators of landfills and materials recovery facilities to process a large portion of their waste stream into biomass and recyclable materials.

Energy/Chemicals
We expect the primary products we will sell will be biomass from our Biomass Recovery Process to be used for energy or chemical production. We believe our biomass can be used in multiple varieties of energy production systems. We expect the uses for our biomass to expand as new energy production technologies are developed.
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
Sources and Availability of Raw Materials
The emergence of technologies to convert MSW to energy or chemicals is opening new opportunities. What was once perhaps the greatest sanitation and health challenge for communities may now become an economic and environmental asset. Instead of adding to landfills already nearing capacity limits, converting MSW to biomass can provide one of the building blocks to a more sustainable energy future.
American people produce more than 250 million tons of MSW annually. Only about 20 percent of this waste is currently recovered and recycled. We estimate that an additional 50 to 60 percent could potentially be recovered. As various waste processing technologies are refined, competition for this future resource will intensify. As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.
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
As an early stage company, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we test and refine information from our small scale vessel for biomass production and/or develop or license an operating facility. As a result, we will sustain losses without corresponding revenues, which will result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.
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
Based on our current proposed plans and assumptions, we estimate we have sufficient cash to operate for the next one to two months. Accordingly, in order to fund the development of our business plan, we will be required to:
•	obtain additional debt or equity financing,
•	secure significant government grants, and/or
•	enter into a strategic alliance with a larger energy or chemical company to provide funding.
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
The Biomass Recovery Process technology involves the use of a rotating pressure vessel, or autoclave, to combine heat, pressure and agitation to convert MSW into biomass. Although technologies that involve the separation and processing of MSW using large-scale autoclaves have not been widely adapted in commercial applications, a vessel using this process is currently operating in Australia. We have completed a small scale research and testing vessel that initially processed MSW for testing purposes.
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
Our success depends substantially on our ability to use our owned and/or licensed technologies and to keep our licenses in full force, and for our technology licensor to maintain their patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or license patent protection for our process or products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our process or products infringe patents or other proprietary rights held by them.
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
We currently have only three full-time employees, our Chief Executive Officer, General Counsel/Chief Operating Officer and Chief Financial Officer. As a result, our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.
We incur significant costs as a result of being a public company.
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
Our failure to adequately adhere to the established corporate governance practices or the failure or circumvention of our controls and procedures could seriously harm our business.
Compliance with the evolving corporate governance practices has taken a significant amount of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Our senior management’s lack of experience managing a publicly traded company diverts management’s attention from operations and could harm our business.
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
Our anticipated operations would be subject to significant interruption if any of our potential facilities experience a major accident or are damaged by severe weather or other natural disasters. In particular, processing waste and producing energy products is subject to various inherent operational hazards, such as equipment failures, fires, explosions, abnormal pressures, blowouts, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Currently we do not have any insurance to cover those risks. We intend to seek insurance appropriate for our business before we commence significant operations. The insurance that we plan to obtain, if obtained, may not be adequate to cover fully the potential operational hazards described above.
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
Energy policy in the United States is evolving rapidly. Within the last few years, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations. We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.

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
Furthermore, we may become liable for the investigation and cleanup of environmental contamination at any property that we would own or operate and at off-site locations where we may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.
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
The hazards and risks associated with processing MSW and producing and/or transporting various energy or chemical products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. We could, however, sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of our contemplated operations and financial position.
Risks related to our Common Stock and Stock Price Fluctuation
Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.
Our common stock trades on the OTCBB. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:
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
We believe that newer alternative energy companies and companies that effect reverse mergers, such as our company, are particularly susceptible to speculative trading that may not be based on the actual performance of the company, which increases the risk of price volatility in a common stock. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors. Some of the factors that could affect the volatility of our share price include:
•	significant sales of our common stock or other securities in the open market;
•	speculation in the press or investment community;
•	actual or anticipated variations in quarterly operating results;
•	changes in earnings estimates;
•	publication (or lack of publication) of research reports about us;
•	increases in market interest rates, which may increase our cost of capital;
•	changes in applicable laws or regulations, court rulings and other legal actions;
•	changes in market valuations of similar companies;
•	additions or departures of key personnel;
•	actions by our stockholders; and
•	general market and economic conditions.
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
If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2009, we had 66,256,824 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 17,400,000 shares of our common stock, outstanding Series A Convertible Debentures (including accrued interest) convertible into approximately 1,100,000 shares of our common stock, 4,000,000 shares of our common stock in escrow to be released upon future conditions and requirements and warrants, immediately exercisable and representing the right to purchase 2,300,000 shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.
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

Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On November 6, 2008 RAM Resources, L.L.C. filed a request for temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. The shares held by RAM Resources, L.L.C. were reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, L.L.C. has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, L.L.C. to comply with Rule 144(i). If RAM Resources, L.L.C. does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, L.L.C. A trial on the final injunction and assessment of damages, if any, is set for April 16, 2010.
Jordan Altabet v. Ed Hennessey and CleanTech Biofuels, Inc. On November 11, 2009, Jordan Altabet (“Altabet”) filed suit in United States District Court in Las Vegas, Nevada alleging that Ed Hennessey (“Hennessey”) entered into a verbal agreement to sell Altabet 222,222 shares of our Common Stock, owned personally by Hennessey, for a total purchase price of $50,000. Altabet further alleges that Hennessey subsequently failed to complete the sale of shares to him and that the failure to sell shares to him caused damages in an unspecified amount. Altabet named CleanTech in the lawsuit also alleging that Hennessey was acting as an agent and principal of CleanTech Biofuels, Inc. at the time Hennessey allegedly entered into the verbal agreement. Hennessey denies that he and Altabet entered into any agreement of any type. We believe that this is a nuisance lawsuit filed to attempt to extract a settlement offer. CleanTech Biofuels, Inc. and Hennessey have filed a motion to dismiss this lawsuit for lack of jurisdiction and venue. If the lawsuit is permitted to continue, CleanTech Biofuels, Inc. and Hennessey intend to vigorously defend against these claims and assert all defenses available.

ITEM 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was listed on the Pink Sheets under the symbol “CLTH.PK.” On March 13, 2008 we became listed on the OTCBB under “CLTH.” The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as quoted on the OTCBB or Pink Sheets, as appropriate:

	Price Range of
	Common Stock (1)
Fiscal Year	High	Low
Year Ended December 31, 2007
First Quarter	$2.00	$0.65
Second Quarter	$1.01	$0.65
Third Quarter	$1.00	$0.15
Fourth Quarter	$0.55	$0.25

Year Ended December 31, 2008
First Quarter	$1.50	$0.55
Second Quarter	$1.32	$0.80
Third Quarter	$1.20	$0.21
Fourth Quarter	$0.75	$0.07

Year Ended December 31, 2009
First Quarter	$0.28	$0.02
Second Quarter	$0.45	$0.05
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.16	$0.06

(1)	all periods presented are adjusted for the 100 to 1 reverse stock split that occurred on February 21, 2007
On March 25, 2010, the closing price of our common stock, as quoted on the OTCBB, was $0.10 per share. As of March 25, 2010, we had approximately 150 stockholders of record.
In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors on April 16, 2007 and approved by the SRS Energy shareholders on April 16, 2007.
Equity Compensation Plan Information

		Weighted-Avg	Number of Securities Remaining
	Number of securities to be	Exercise Price of	Available for Future Issuance
	issued upon Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities reflected in
Plan Category	Warrants and Rights	and Rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	9,145,000	$0.17	4,855,000

Equity compensation plans not approved by security holders	—	—	—

Totals	9,145,000		4,855,000

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
Recent Sales of Unregistered Securities –
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2009, the Company raised a total of $923,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note was converted during 2009 leaving $898,500 face value of notes outstanding as of December 31, 2009. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
In December 2009, the Company awarded stock options to consultants representing the right to acquire, in the aggregate, 200,000 shares of Common Stock at an exercise price of $0.10 per share. Also in December 2009, the Company issued 625,000 restricted shares of Common Stock to a consultant pursuant to the terms of a consulting agreement. The award of stock options and the issuance of restricted shares of Common Stock were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.

ITEM 6.	Selected Financial Data
The following table summarizes certain selected consolidated financial data for Cleantech Biofuels, Inc. for each of the three years ended December 31, 2009. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Years ended December 31,
	2009	2008	2007
Statements of Operations Data:
Costs and expenses:
General and administrative	$1,087,889	$568,115	$476,937
Professional fees	290,023	430,798	279,814
Research and development	693,146	392,471	118,230

	2,071,058	1,391,384	874,981

Other expense (income):
Interest	906,535	179,690	64,029
Amortization of technology license	—	15,000	20,000
Other income	(32,000)	—	—
Interest income	(11,771)	(13,749)	(21,405)

	862,764	180,941	62,624

Income tax benefit	—	—	—

Net loss applicable to common stockholders	$2,933,822	$1,572,325	$937,605

Basic net loss per common share (1)	$0.05	$0.03	$0.02

Weighted average common shares outstanding	63,069,675	56,857,870	45,174,094

Other Data:
Depreciation and amortization	$19,220	$43,572	$20,256
Capital expenditures	20,702	30,180	3,355

Balance Sheet Data (end of period):
Total Assets	2,178,951	2,805,570	777,406
Debt (2)	1,548,029	607,478	1,400,000
Stockholders’ equity (deficit)	19,189	1,866,257	(811,615)

(1)	The Company does not present Diluted Net Loss per Common Share as the effect of potential shares related to outstanding options, warrants and convertible notes would be anti-dilutive.

(2)	amounts include both current and long-term portions of Notes Payable, Debentures and Capital Lease

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Plan of Operation
Our company was initially conceived as a fully-integrated producer of cellulosic ethanol using the PSC technology for cleaning and separating municipal solid waste, also known as MSW, into its component parts, and a dilute acid hydrolysis technology developed by Brelsford Engineering, Inc. To further enhance our ability to produce ethanol, in 2008 we licensed a technology that uses nitric acid to hydrolyze biomass into ethanol. The technology developed at the University of California Berkeley is controlled by HFTA, Inc. pursuant to a Master License Agreement with the University of California Berkeley and was sublicensed to us for the production of ethanol from MSW.
Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts through the acquisition of further technology to clean and separate MSW, and set about to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another operator in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we have begun evaluating potential commercial projects using our technology.
As a result of our new focus on converting MSW into a biomass feedstock for energy and chemical products, we determined that we no longer would use the Brelsford and HFTA technologies. In the fourth quarter of 2008, Brelsford Engineering, Inc. terminated our license to the Brelsford technology for non-payment of certain fees. We decided not to use the technology going forward in our operations and wrote off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008. Additionally, we terminated our agreement with HFTA, Inc. during the fourth quarter of 2009 as we determined to not use the HFTA technology going forward in our operations. We wrote off the related asset of approximately $693,000 as an impairment loss and the loss is included in research and development expense on the statement of operations for the year ended December 31, 2009.
Biomass Feedstock Production
We are seeking to develop a plant in a major metropolitan area. We are currently working with an existing waste hauler to develop one or more waste transfer stations where waste collected will be processed using our technology and the biomass produced used to create heat and power.
We are also seeking to implement our technology in Maryville, Missouri. The biomass we produce will be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.
We have been selected by the County Commission and Public Works Authority of Pawnee County, Oklahoma for implementation at a proposed recycling and biomass recovery facility to be constructed in Pawnee County. The Pawnee County Commission and the Pawnee Public Works Authority have both adopted resolutions to purse the possibility of bringing the Biomass Recovery Process to an existing quarry site in Pawnee County. The proposed facility would sit on 40,000 square feet of enclosed space and initially process approximately 500 tons of MSW per day. We believe this facility will be unique, reducing landfill consumption by 85 percent, producing renewable energy, being profitable, completely enclosed like other manufacturing facilities and generating its own energy to operate. The Pawnee Public Works Authority has engaged an engineering consultant to begin the project’s engineering and technology evaluation. The consultant will work with us to design the initial system for the facility and determine its ultimate cost. The consultant and the County will also work on obtaining grants and permits as well as all other aspects of getting the project funded and started.

We have completed construction of a small test vessel in Kentucky. Since April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We are providing the biomass produced during this testing phase to a variety of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. In addition to the developments we are currently contemplating, other development opportunities have been presented to us and we are currently evaluating those potential developments. Also, a variety of federal, state and local stimulus funds, grant opportunities, loan guarantees and other programs have recently been announced or are expected to be announced in the near-term that may lead to a variety of new development opportunities for the Company. On October 15, 2009, we filed final applications for Section 48C with respect to our proposed developments. In January 2010, we were informed that these projects were not selected for funding. We anticipate filing additional grant and loan applications for governmental assistance in the near-term future. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further implementation of the licensing of our technology and/or the development of commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. We anticipate that financing for the project in the major metropolitan area could be provided in large part via tax exempt bond financing. In addition, we intend to seek funding and loan guarantees from local, state and federal authorities.
Diesel Fuel Production
We previously anticipated completing an agreement with Green Power, Inc. (“Green Power”) to provide biomass for testing at Green Power’s facility and if that proved successful, to build a 200 ton per day MSW processing station to provide biomass for an existing 100 ton per day diesel fuel production plant. To date we have not been able to reach an agreement as to the nature and amount of biomass to be produced or other key terms of this relationship that are required for us to proceed. These issues and a number of other items will be required to be resolved before we are able to complete any agreement with Green Power. We have not completed an agreement to date and there can be no assurance that we will complete any agreement and proceed with this development.
Bio-fuel and Bio-Chemical Joint Testing/Research
As soon as we are able to process MSW into biomass through our test vessel in Kentucky and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.
In July 2009, we entered into a joint research agreement with Fiberight, LLC (“Fiberight”) to establish the anticipated yields and operating costs from using biomass produced by us for the production of ethanol using Fiberight’s proprietary enzymatic processes. Under the agreement, we provided approximately one ton of biomass feedstock derived from MSW from the City of Chicago to use in Fiberight’s conversion technology.
In August 2009, we entered into a joint research agreement with GeoSyn Fuels, L.L.C. (“GeoSyn”) whereby we agreed to provide GeoSyn with biomass feedstock derived from MSW from the City of Chicago for GeoSyn’s testing of their proprietary process for converting biomass into ethanol and other products.
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

To commercialize our technology, we intend to:
•	license and/or construct and operate a commercial plant that processes MSW into cellulosic biomass for conversion to energy and chemical products;
•	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
•	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.
Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff. Our success will also depend on a variety of market forces and other developments beyond our control.
As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance. In order to finance our business beyond this stage, we will be required to raise additional capital. Management plans to secure additional funds through government grants, project financings and through future sales of the Company’s Common Stock, preferred stock or debentures, until such time as the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.
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
General
Prior to April 2007, we had limited operations. In April 2007, we raised $1,400,000 and commenced implementing our original plan of operations for cellulosic ethanol. As described above, we have since commenced our plan our operation for biomass production for multiple renewable energy and chemical uses. In particular, we experienced the following specific changes in our operations:

Year ended December 31, 2009 compared to the year ended December 31, 2008

	Years ended December 31,
	2009	2008	Change	% Change
Costs and expenses:
General and administrative	$1,087,889	$568,115	$519,774	91%
Professional fees	290,023	430,798	(140,775)	-33%
Research and development	693,146	392,471	300,675	77%

	2,071,058	1,391,384	679,674

Other expense (income):
Interest	906,535	179,690	726,845	404%
Amortization of technology license	—	15,000	(15,000)	-100%
Other income	(32,000)	—	(32,000)	N/M
Interest income	(11,771)	(13,749)	1,978	-14%

Net loss applicable to common stockholders	$2,933,822	$1,572,325	$1,361,497	87%

Costs and expenses:
General and administrative – The increase in expense in 2009 is due primarily to accruing salaries for all employees in 2009 compared to salary earned only by the CEO in 2008 (an increase of approximately $300,000), an increase of approximately $143,000 in share-based compensation expense and an increase of approximately $88,000 in marketing expenses.
Professional Fees – The decrease in 2009 is due primarily to a reduction in legal fees.
Research and Development – The expense in 2009 is entirely related to the write-off of our license asset related to the HFTA technology as we elected to terminate the license agreement during the fourth quarter of 2009. As we shifted our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report, we have had minimal other R&D expense in 2009 as compared to 2008.
Other expense (income):
Interest expense – The increase in 2009 is due primarily to increased amortization of approximately $675,000 of discounts related to various notes and increased interest of approximately $50,000 on those notes.
Amortization – The asset related to this amortization was written off as of December 31, 2008 as we no longer plan to use the technology in our plan of operations going forward. As we have not yet commenced our operations, we have no amortization in 2009 for our current technology assets.
Other income – The other income in 2009 was for a two-month lease and subsequent sale of the HFTA equipment previously purchased.

Year ended December 31, 2008 compared to the year ended December 31, 2007

	Years ended December 31,
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

Costs and expenses:
General and administrative – The increase in 2008 is due primarily to increased expenses of approximately $180,000 for share-based compensation and $150,000 for payroll, office and other administrative expenses offset by decreased marketing expenses and recording the fair value of $125,000 for the RAM warrant settlement in 2007.
Professional Fees – The increase in 2008 is due to increased costs incurred for legal fees related to general business activities and ongoing litigation.
Research and Development – The increase in 2008 is due to increased costs related to the continued development of our technologies and the write-off of the balance of $97,500 for previously capitalized technology that will no longer be used.
Other expense (income):
Interest expense – The increase in 2008 is due primarily to the amortization of approximately $140,000 of discounts related to various notes and interest on those notes. These notes were issued starting in October 2008 and thus no interest was incurred during the year ended December 31, 2007. This increase was offset in 2008 by a reduction of interest on the Series A Convertible Debentures as all except $140,000 of the $1.4 million of debentures were converted in March and April 2008.
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 25, 2010, we raised an aggregate of $1,705,500, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 25, 2010, our current cash will be sufficient to fund approximately the next one to two months. Thereafter, we anticipate requiring additional capital to continue our plan of operation. These costs will be substantially greater than our current available funds. We currently expect attempting to obtain additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the near-term future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.

Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and warrants. As of December 31, 2009, the Company raised a total of $642,000 of investment proceeds. During 2009, two of these notes were converted to shares of our common stock. After an additional investment by one noteholder, the note was re-priced to the $0.08 convertible note offering which commenced in April 2009 as described below and converted to shares of our common stock, leaving $502,000 face value of notes outstanding at December 31, 2009. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. This offering is now closed. The discounts are being amortized on a straight-line basis over the term of each note. For the years ended December 31, 2009 and 2008, amortization of approximately $524,000 and $92,000, respectively, for these discounts has been recorded in interest expense.
The promissory notes in this first offering came due in October 2009 through March 2010. Except for notes previously converted to shares of our common stock as of December 31, 2009, we are currently working towards converting all remaining notes, an aggregate of approximately $540,000 (including interest), to our second note offering at $.08, as described below. All warrants related to this first offering remain outstanding at the original pricing.
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and warrants. As of December 31, 2009, the Company raised a total of $923,500 of investment proceeds. One note was converted during 2009 leaving $898,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s Common Stock, at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2009, amortization of approximately $113,000 for these discounts has been recorded in interest expense.
Vertex (formerly WWT) Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. As of March 25, 2010, all payments have been except for approximately $180,000 in principal and interest. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the years ended December 31, 2009 and 2008, amortization of approximately $178,000 and $44,000 for this discount has been recorded in interest expense.

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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of December 31, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
Summary of Cash Flow Activity

	For the Years Ended December 31,
	2009	2008	2007
Net cash used by operating activities	$(715,264)	$(866,285)	$(715,165)
Net cash used by investing activities	(20,702)	(200,180)	(3,355)
Net cash provided by financing activities	640,261	1,042,726	838,856
Net cash used by operating activities
During 2009 and 2008, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for capital expenditures. During 2008, cash used by investing activities was for the acquisition of a patent, the merger of Biomass North America Licensing, Inc. and capital expenditures. Investing activities in 2007 was for capital expenditures.
Net cash provided by financing activities
During 2009, cash provided by financing activities was from the continued issuance of our Convertible Notes for $958,500 offset by payments against other Notes Payable. During 2008, cash provided by financing activities was primarily from the issuance of our Convertible Notes for $607,000 and the remaining portion of the Series A Convertible Debentures plus interest of $474,900. During 2007, cash provided by financing activities was from the Series A Convertible Debentures of $950,000 offset by repayments of advances to related parties.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of December 31, 2009. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,454,650	$1,454,650	$—	$—	$—
Vertex Note (2)	209,600	209,600	—	—	—
Series A Convertible Debentures (3)	140,000	140,000	—	—	—
Capital Lease (4)	6,750	5,400	1,350	—	—
Operating Lease (5)	21,600	21,600	—	—	—

Total contractual obligations	$1,832,600	$1,831,250	$1,350	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. Some of these notes matured in October, November and December 2009. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

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

Critical Accounting Estimates
Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.1 million as of December 31, 2009. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service. In the fourth quarter of 2008, we determined that we are no longer going to use the Brelsford technology for which an asset was previous capitalized and partially amortized. At December 31, 2008, the net remaining asset of $97,500 was written-off through our research and development expense for the year ended December 31, 2008. In the fourth quarter of 2009, we determined that we are no longer going to use the HFTA technology for which an asset was previous capitalized. The net remaining asset of $693,000 was written-off through our research and development expense for the year ended December 31, 2009.
Deferred Taxes – We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company incurred no income taxes to date. Any benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

Stock-Based Compensation – We account for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. We compensate certain employees, officers, directors and consultants with share-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility.
Convertible Notes Payable and Warrants – The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note.
Fair Value Measurement – We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the year ended December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.
Contingent Liabilities – We are, from time to time, subject to litigation to our business. Assessments regarding the ultimate cost of lawsuits require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We regularly review the valuation of these liabilities and account for changes in circumstances for ongoing and emerging issues. The Company intends to defend itself vigorously in all litigation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2009, all of our debt instruments (Notes Payable, Debentures and Capital Lease) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.	Financial Statements and Supplemental Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
CleanTech Biofuels, Inc.
I have audited the accompanying balance sheet of CleanTech Biofuels, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for each years ended December 31, 2009, 2008 and 2007 and for the period July 14, 2004 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.
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
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each years ended December 31, 2009, 2008 and 2007 and for the period from July 14, 2004 (inception) to December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,641,366 at December 31, 2009. Additionally, for the year ended December 31, 2009, the Company had a net loss of $2,933,822. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Larry O’Donnell, CPA, PC
March 25, 2010

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$912	$96,617
Prepaids and other current assets	36,481	68,345

	37,393	164,962

Property and equipment, net	20,308	18,826

Non-Current Assets:
Technology licenses, net	1,521,250	2,021,782
Patents	600,000	600,000

Total Assets	$2,178,951	$2,805,570

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$302,898	$238,925
Accrued interest	83,142	26,660
Accrued professional fees and other	175,693	66,250
Notes payable, net	1,401,925	456,712
Series A convertible debentures	140,000	—
Deferred revenue	50,000	—
Capital lease	4,869	4,649

Total Current Liabilities	2,158,527	793,196

Capital Lease	1,235	6,117
Series A Convertible Debentures	—	140,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 66,256,824 and 61,270,153 shares issued and outstanding at December 31, 2009 and 2008, respectively	66,257	61,270
Additional paid-in capital	5,911,136	4,675,098
Notes receivable — restricted common stock	(316,838)	(162,567)
Deficit accumulated during the development stage	(5,641,366)	(2,707,544)

Total Stockholders’ Equity	19,189	1,866,257

Total Liabilities and Stockholders’ Equity	$2,178,951	$2,805,570

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2009	2008	2007	2009
Costs and expenses:
General and administrative	$1,087,889	$568,115	$476,937	$2,155,639
Professional fees	290,023	430,798	279,814	1,049,464
Research and development	693,146	392,471	118,230	1,217,847

	2,071,058	1,391,384	874,981	4,422,950

Other expense (income):
Interest	906,535	179,690	64,029	1,152,993
Amortization of technology license	—	15,000	20,000	35,000
Deposit forfeiture	—	—	—	(25,000)
Other income	(32,000)	—	—	(32,000)
Interest income	(11,771)	(13,749)	(21,405)	(46,925)

	862,764	180,941	62,624	1,084,068

Income tax benefit	—	—	—	—

Net loss applicable to common stockholders	$2,933,822	$1,572,325	$937,605	$5,507,018

Basic and diluted net loss per common share	$0.05	$0.03	$0.02	$0.12

Weighted average common shares outstanding	63,069,675	56,857,870	45,174,094	47,594,022

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements Changes in Stockholders’ Equity (Deficit)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Dec 31, 2009
Balances at December 31, 2006	38,624,784	$38,625	$(13,525)	$—	$(63,266)
Shares effectively issued to former AETA stockholders in recapitalization in May 2007	752,096	752			(134,348)
Conversion of promissory notes in May-07 at $.014/share	9,366,800	9,367	124,229
Issuance of restricted shares to Directors in Aug-07 at $.15 per share	600,000	600	89,400	(90,000)
Fair value of RAM warrants issued in Aug-07 at $.13/share			125,027
Stock-based compensation			39,129
Net loss					(937,605)

Balances at December 31, 2007	49,343,680	49,344	364,260	(90,000)	(1,135,219)
Conversion of promissory notes in March and April 2008 at $.15 per share	8,888,911	8,889	1,324,448
Shares released from escrow to HFTA in Sep-08 at $.52/share	962,562	962	499,570
Shares issued in accordance with Biomass North America Licensing, Inc. merger in Sep-08 at $.75/share	1,895,000	1,895	1,419,355
Discounts on Notes Payable			783,853
Issuance of restricted shares to Employees in Dec-08 at $.36 per share	180,000	180	64,620	(64,800)
Interest on Notes Receivable				(7,767)
Stock-based compensation			218,992
Net loss					(1,572,325)

Balances at December 31, 2008	61,270,153	61,270	4,675,098	(162,567)	(2,707,544)
Conversions of convertible notes in 2009 at $.25 per share	466,268	466	116,102
Conversions of convertible notes in 2009 at $.08 per share	687,500	688	35,967
Discounts on Notes Payable			391,069
Issuances of shares in August 2009 at $.13 per share for Net Issuance Elections for warrants	357,778	358	(358)
Issuance of restricted shares in June and December 2009 at $ .12 and $.06 per share, respectively	1,250,000	1,250	111,250	(112,500)
Shares released from escrow to HFTA in Aug-09 at $.10/share	1,925,125	1,925	190,587
Issuance of restricted shares to Directors in Sep-09 at $ .10 per share	300,000	300	29,700	(30,000)
Interest on Notes Receivable				(11,771)
Stock-based compensation			361,721
Net loss					(2,933,822)

Balances at December 31, 2009	66,256,824	$66,257	$5,911,136	$(316,838)	$(5,641,366)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 14, 2004
				(inception) to
	Year Ended December 31,			December 31,
	2009	2008	2007	2009
Operating Activities
Net loss applicable to common stockholders	$(2,933,822)	$(1,572,325)	$(937,605)	$(5,507,018)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	—	100
Depreciation	19,220	28,572	256	48,048
Amortization	—	15,000	20,000	35,000
Interest income	(11,771)	(7,767)	—	(19,538)
Amortization of discounts (interest expense) and other financing charges	815,526	138,952	—	954,477
Share-based compensation expense	361,721	218,992	39,129	619,842
Write-off of technology license	693,045	97,500	—	790,545
Fair value of RAM warrant settlement	—	—	125,027	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	53,440	3,681	(72,026)	(14,905)
Technology license	—	—	(15,000)	(132,500)
Accounts payable	63,973	146,937	91,988	302,898
Other assets and other liabilities	113,961	34,523	38,569	189,492
Accrued liabilities	109,443	29,650	(5,503)	175,693

Net cash used by operating activities	(715,264)	(866,285)	(715,165)	(2,432,839)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	(150,000)	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	(20,000)	—	(20,000)
Acquisition of HFTA technology, net	—	—	—	—
Expenditures for equipment	(20,702)	(30,180)	(3,355)	(54,237)

Net cash used by investing activities	(20,702)	(200,180)	(3,355)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	(21,576)	—	(111,144)	(21,576)
Payments on capital lease, including interest	(5,049)	(3,787)	—	(8,836)
Series A Convertible Debentures, including interest	—	474,900	950,000	1,424,900
Issuance of Convertible Notes Payable	958,500	607,000	—	1,565,500
Payments on Note Payable	(291,614)	(35,387)	—	(327,000)
Sale of common stock	—	—	—	25,000

Net cash provided by financing activities	640,261	1,042,726	838,856	2,657,988

Net increase (decrease) in cash and cash equivalents	(95,705)	(23,739)	120,336	912
Cash and cash equivalents at beginning of period	96,617	120,356	20	—

Cash and cash equivalents at end of period	$912	$96,617	$120,356	$912

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont’d

				July 14, 2004
				(inception) to
	Year Ended December 31,			December 31,
	2009	2008	2007	2009

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,036	$1,174	$6,036	$10,246

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000	$450,000

Capital lease related to the purchase of equipment	$—	$14,119	$—	$14,119

Common stock issued for organizational costs	$—	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596	$133,596

Common stock issued for Debentures converted	$—	$1,333,337	$—	$1,333,337

Common stock issued for convertible notes converted	$153,009	$—	$—	$153,009

Common stock and note payable issued for acquistion of Biomass	$—	$1,501,250	$—	$1,501,250

Common stock issued for HFTA	$192,513	$500,532	$—	$693,045

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. However, the Company is currently working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain a homogenous feedstock of cellulosic biomass for energy production. The Company has limited exclusive licenses to technology designed to convert cellulosic feedstocks, including MSW, into combustible sources of energy.
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
Note 2 — Summary of Significant Accounting Policies
Use of Estimates – The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates. Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as “Cleantech” or the “Company,” refer to Cleantech Biofuels, Inc. and its’ subsidiaries, collectively.
Consolidation – The financial statements include the accounts of Cleantech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc. and Biomass North America Licensing, Inc. All significant intercompany transactions and balances are eliminated in consolidation.
Research and Development Costs – Research and development expenditures (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs), including payments to collaborative research partners are expensed as incurred.

Impairment of Long-Lived Assets – The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable primarily through reviewing changes in business plans and use of such assets. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess future use or recoverability of such asset. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. Impairment losses of approximately $690,000 and $97,500 were recorded in the years ended December 31, 2009 and 2008, respectively. See further footnote disclosures for details of these impairments.
Intellectual Property – Intellectual property, consisting of our licensed/owned patents and other proprietary technology, are stated at cost and will be amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Amortization of these assets has not yet begun as the assets have not been placed in service as we have not yet commenced operations.
Property, plant and equipment – Newly acquired property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, on the straight-line method for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred.
Income Taxes – The Company accounts for income taxes in accordance with accounting guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between financial statement and tax accounting methods and any available operating loss or tax credit carry forwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.
The guidance in Financial Accounting Standard Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, is now incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes, effective for periods ending after September 15, 2009. The standards on accounting for uncertainty in income taxes clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2006-2009. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.
Convertible Notes Payable and Warrants – The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note.
Stock-based compensation – The Company accounts for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants. The Company has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or shares of restricted stock under the Stock Plan. We compensate certain employees, officers, directors and consultants with stock-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility. Our key assumptions are described in further detail in the Share-Based Payments Note to the Consolidated Financial Statements.

Fair Value Measurement – We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the year ended December 31, 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.
Contingent Liabilities – We are, from time to time, subject to litigation to our business. Assessments regarding the ultimate cost of lawsuits require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We regularly review the valuation of these liabilities and account for changes in circumstances for ongoing and emerging issues. The Company intends to defend itself vigorously in all litigation.
Dividends – We have no material operating history and therefore have had no earnings to distribute to stockholders. Even though we have recommenced operations, we currently intend to retain our earnings, if any, and reinvest them in the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period.
Net Loss per Common Share – The Company calculates basic loss per share (“EPS”) and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2009, 2008 and 2007, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 31,600,000, 21,200,000 and 17,600,000 shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.
Subsequent Events – The Company has evaluated subsequent events through March 25, 2010.
Recent Accounting Pronouncements – On July 1, 2009, the FASB released the Codification becoming the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and non-authoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered non-authoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the proposed changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. The Codification is effective for interim and annual periods ending after September 15, 2009.
In December 2007, the FASB issued accounting guidance on Business Combinations defining the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. Guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this guidance effective January 1, 2009 and there was no material impact on the Company’s financial statements.

In December 2007, the FASB issued accounting guidance on Noncontrolling Interests in Consolidated Financial Statements to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This guidance establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. This guidance also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance effective January 1, 2009 and there was no material impact on the Company’s financial statements.
In March 2008, the FASB issued accounting guidance on Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about a company’s derivative and hedging activities. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective January 1, 2009 and there was no material impact on the Company’s financial statements.
In May 2009, the FASB issued accounting guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
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
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note is paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of approximately $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of December 31, 2009, it would result in an approximate increase of approximately $280,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 — Property and Equipment
At December 31, our property and equipment consisted of:

	December 31,
	2009	2008
Computers	$8,857	$3,355
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	25,000
Construction-in-progress	—	3,500

	43,356	47,654
Accumulated Depreciation	(23,048)	(28,828)

Total	$20,308	$18,826

For the years ended December 31, 2009 and 2008, we had depreciation expense of $19,220 and $28,572, respectively. In 2009, we sold equipment that was fully depreciated resulting in a gain of $7,000, which is recorded in Other Income on the Statement of Operations for the year ended December 31, 2009.
As of December 31, 2008, we paid $3,500 to Hicks Equipment towards the construction of a test vessel for the purpose of processing a sufficient amount of waste to provide biomass to utilities and other mass consumers of energy in sufficient quantities to permit them to test the ability to handle our biomass in their existing material handling operations. This vessel was completed in 2009 and placed in service.
Note 5 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for a pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. As of March 25, 2010, all payments have been made except for approximately $180,000 in principal and interest. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the years ended December 31, 2009 and 2008, amortization of this discount of approximately $178,000 and $44,000, respectively, has been recorded in interest expense. At December 31, 2009, the notes payable balance, net of the discount, related to this note is approximately $196,000.
Note 6 — Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 4 – Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste, which we refer to as the Biomass Recovery Process. As a result of the merger, a long-term asset of approximately $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above. As of December 31, 2009, the approximate additional license value to be recorded upon issuing the remaining shares, based on the market value of our common stock at December 31, 2009, would be approximately $280,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

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
Additionally, we deposited 2,887,687 shares of our Common Stock into an escrow account on May 12, 2008. The shares held in escrow were released to HFTA as follows: the first third of the shares (962,562 shares) were released from escrow on September 20, 2008 (six months from the date of the original agreement) and the remaining 1,925,125 shares were released upon the amendment in August 2009. As a result, the Company recorded an asset for the value of the first third share payment of approximately $500,000 in September 2008 and recorded an addition to the asset of approximately $190,000 related to the release of the remaining shares in August 2009. During the fourth quarter 2009, the Company decided not to use this technology going forward in our operations and thus have written off the asset as of December 31, 2009. The impairment loss of approximately $690,000 is included in research and development expense on the statement of operations for the year ended December 31, 2009.
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
Brelsford Engineering, Inc.
On April 1, 2005, the Company entered into a license agreement with Brelsford Engineering, Inc. (“Brelsford”) giving the Company the exclusive right to use Brelsford’s technology (Patent No. 5,411,594) to convert cellulosic biomass into fuel grade ethanol in the United States. This agreement was amended in November 2005 to extend the initial evaluation period for the technology. Under the terms of the license with Brelsford, the Company paid an initial fee of $50,000 and monthly fees for the trial option premium totaling $67,500 (recorded as a long-term asset in the aggregate on the balance sheet). The Company also was required to pay a minimum annual fee of $15,000 and a project fee of $30,000 for each project that commences for the manufacture of a plant. On August 30, 2007, the Company paid the first project fee in the amount of $30,000 to Brelsford with respect to the commencement of the design of our pilot plant and Brelsford simultaneously acknowledged that the Company had met all requirements to maintain the exclusivity of its license. Brelsford had the right to terminate the license agreement on sixty days’ notice if the Company failed to make any payment due under our license agreement. Commencing with the first project payment, the Company began amortizing costs previously capitalized over the remaining term of the license. Amortization expense for the years ended December 31, 2009, 2008 and 2007 is $-0-, $15,000 and $20,000, respectively.
During the fourth quarter of 2008, the Company received a termination notice from Brelsford for non-payment of certain fees. The Company decided not to use this technology going forward in our operations and thus have written off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 — Debt

	December 31,
	2009	2008
Convertible Notes Payable, net of discounts of $7,137 and $514,797 at December 31, 2009 and 2008, respectively, which are made up of various individual notes with an aggregate face value of $502,000 and $607,000 at December 31, 2009 and 2008, respectively, due in one year from date of note, interest at 6.0%	$494,863	$92,203
Convertible Notes Payable, net of discounts of $187,880 and $-0- at December 31, 2009 and 2008, respectively, which are made up of various individual notes with an aggregate face value of $898,500 and $-0- at December 31, 2009 and 2008, respectively, due in one year from date of note, interest at 6.0%	710,620	—
Vertex (formerly WWT) Note Payable, net of discount of $6,558 and $130,105 at December 31, 2009 and 2008, respectively, with a face value of $203,000 and $450,000, respectively. Principal and interest due 1-22-10, interest at 6.0%	196,442	319,895
Note Payable, repaid May 1, 2009, interest at 6.0%	—	44,614
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	140,000

Total debt	1,541,925	596,712
Current maturities	(1,541,925)	(456,712)

Long-term portion, less current maturities	$—	$140,000

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds and this offering is now closed. During 2009, two of these notes were converted to shares of our common stock. After an additional investment by one noteholder, one note was re-priced to the $0.08 convertible note offering which commenced in April 2009 as described below and converted to shares of our common stock, leaving $502,000 face value of notes outstanding at December 31, 2009. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the years ended December 31, 2009 and 2008, amortization of approximately $524,000 and $92,000, respectively, for these discounts has been recorded in interest expense. These notes were issued from October 2008 to March 2009 and thus matured from October 2009 through March 2010. See Subsequent Event footnote for further update on these notes.
During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2009, the Company raised a total of $923,500 of investment proceeds. One note was converted during the second quarter of 2009 leaving $898,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2009, amortization of approximately $113,000 for these discounts has been recorded in interest expense. This offering is continuing — see the Subsequent Events footnote for further information.

Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the Patent purchase, the Company issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. As of March 25, 2010, all payments have been made except for approximately $180,000 in principal and interest. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the years ended December 31, 2009 and 2008, amortization of approximately $178,000 and $44,000, respectively, for this discount has been recorded in interest expense
Series A Convertible Debentures
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of December 31, 2009, $140,000 of our Debentures remained outstanding and eligible for conversion.
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
During 2009, the Company issued 466,268 shares of Common Stock ($0.25 per share) and 687,500 shares of Common Stock ($0.08 per share) to investors upon their conversions of a Convertible Notes.
In December 2008, June, September and December 2009, the Company issued 180,000, 625,000, 300,000 and 625,000, respectively, of restricted shares of Common Stock at $0.36, $0.12, $0.10 and $0.06 per share, respectively, to employees, a consultant pursuant to the consulting agreement and directors. For all of these restricted common stock grants, each individual issued promissory notes to the Company in exchange for their stock purchases. See the share-based footnote for further details.
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
In August 2007 and September 2009, the Company entered into stock purchase agreements with certain members of the Board of Directors. In December 2008, the Company entered into stock purchase agreements with the executive officers. The directors and executive officers issued notes to the Company in exchange for their stock purchases. See Share-Based Payments footnote for further discussion. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the years ended December 31, 2009, 2008 and 2007, we incurred approximately $10, $181,000 and $127,000, respectively, in legal fees with SSB. As of December 31, 2009, all amounts have been paid to SSB except for approximately $90,000.
The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother is employed by Crane and was involved in the negotiation of coverage and premiums related to policies. For the years ended December 31, 2009 and 2008, the Company paid approximately $3,000 and $3,000, respectively, in commissions on policies placed by Crane. The Company placed no policies and paid no commissions in 2007.

During 2009, the Company provided advances to two employees – Ed Hennessey and Mike Kime. As of December 31, 2009 and 2008, the aggregate balance of advances totaled approximately $22,000 and $0. The balance is included in Prepaids and Other Current Assets on the Balance Sheet.
Prior to becoming a member of our Board of Directors on September 2, 2009, Dr. Jackson Nickerson had invested $300,000 in the aggregate in our convertible note offerings. Including interest, the amount due Dr. Nickerson at December 31, 2009 is approximately $318,000. See subsequent footnote for further investments.
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
In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. The Company currently has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or restricted shares awarded under the Stock Plan.
In August 2007, the Company granted options under the Stock Plan to purchase an aggregate 3,850,000 shares of common stock to various employees that vest ratably over three years and options to purchase an aggregate 160,000 shares of common stock to directors that vested ratably over two years. All of these options have an exercise price of $0.15. The Company also issued an aggregate of 600,000 shares of restricted common stock to our directors. Under the agreements, each of our four directors agreed to purchase 150,000 shares of restricted common stock of the Company at a cost of $0.15 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. At December 31, 2009, all of these restricted common shares are vested. No outstanding options were cancelled or expired as of December 31, 2009. As of December 31, 2009, 2,726,668 of these options are vested and exercisable.
In November 2008, the Company granted options under the Stock Plan to purchase an aggregate 100,000 shares of Common Stock to a consultant. The options vested ratably monthly over a one-year period beginning in December 2008 and have an exercise price of $0.58. In December 2008, the Company: (i) granted options under the Stock Plan to purchase an aggregate 1,200,000 shares of Common Stock to employees that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.36, (ii) granted options under the Stock Plan to purchase 1,200,000 shares of Common Stock to our Chief Executive Officer (“CEO”) (that replaces options that were to be issued to our CEO upon commissioning of the pilot plant), that vest in thirds on August 31, 2009, 2010 and 2011 and have an exercise price of $0.15 and (iii) issued an aggregate of 180,000 shares of restricted Common Stock to our employees. Under the restricted stock agreements, each of our three employees agreed to purchase 60,000 shares of restricted Common Stock of the Company at a cost of $0.36 per share. The employees issued promissory notes to the Company in exchange for their stock purchases. As of December 31, 2009, 900,000 of these options are vested and exercisable.
In September 2009, the Company granted options under the Stock Plan to purchase an aggregate 25,000 shares of Common Stock to an employee that vested immediately with an exercise price of $0.10 per share. The Company also issued an aggregate of 300,000 shares of restricted Common Stock to our two new directors, Dr. David Bransby and Dr. Jackson Nickerson. Under the agreements, both directors agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. The directors issued promissory notes to the Company in exchange for their stock purchases. The shares purchased by the directors under the agreements are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on September 30, 2009, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through August 31, 2010, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At December 31, 2009, 233,336 shares remain subject to a right of repurchase. Additionally, the Company granted options under the Stock Plan to purchase an aggregate 80,000 shares of Common Stock to these directors, with an exercise price of $0.10, that vest ratably over two years. No outstanding options were cancelled or expired as of December 31, 2009. In December 2009, the Company granted options under the Stock Plan to purchase an aggregate 200,000 shares of Common Stock to consultants that 50% vested immediately and 50% in one year, with an exercise price of $0.10 per share. As of December 31, 2009, 125,000 of these options are vested and exercisable.

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

	For the years ended December 31,
	2009	2008	2007
Risk-free interest rate	2.44%	1.57%	4.25%
Dividend yield	0%	0%	0%
Volatility	29.58%	36.91%	61.49%
Expected term (years)	5.0	4.8	5.0
Weighted-average Fair Value	$0.03	$0.12	$0.08
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

	For the Year Ended
	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Pre-tax compensation expense:
Stock options	$361,721	$218,992	$39,129
Warrants	—	—	125,027

Total expense	361,721	218,992	164,156
Tax benefit, net	—	—	—

After-tax compensation expense	$361,721	$218,992	$164,156

Related to all grants, the Company will record future compensation expense for stock options of approximately $120,000 for 2010. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $240,000 at December 31, 2009. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2009, there was approximately $150,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 1.7 years. There are 3,063,332 options granted that are not yet vested as of December 31, 2009. These options have a weighted average exercise price of $0.19.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2008	6,510,000	$0.20	(1)

Granted	305,000	0.10
Exercised	—
Forfeited	—

Options outstanding at December 31, 2009	6,815,000	$0.18	(1)

Options exercisable at December 31, 2009	3,751,668	$0.19	(1)

(1)
The weighted-average exercise price at December 31, 2009 and 2008 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

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
The Company incurred no income taxes for the years ended December 31, 2009, 2008 and 2007. The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2009, 2008 and 2007 is approximately $1,086,000, $585,000 and $275,000, respectively. These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.
At December 31, 2009, net operating loss carryforwards of approximately $18,000, $182,000 $630,000 and $928,000 are available to offset future taxable income and expire in 2026, 2027, 2028 and 2029, respectively. This results in a net deferred tax asset of approximately $701,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.
Temporary differences which give rise to net deferred tax assets at December 31, 2009 and 2008 are:

	At December 31,
	2009	2008
Start-up costs	$480,000	$248,000
Net operating loss carryforward	701,000	339,000
Accrual to cash conversion	516,000	163,000
Share-based compensation related to stock options	241,000	100,000
Other	8,000	10,000

Total	1,946,000	860,000
Valuation allowance	(1,946,000)	(860,000)

Net deferred tax asset	$—	$—

Note 12 — Commitments and Contingencies
RAM Resources, L.L.C. litigation – We are a defendant in a lawsuit filed on November 6, 2008 by RAM Resources, L.L.C. requesting temporary injunction in the Circuit Court of St. Louis County seeking to have us remove the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. The shares held by RAM Resources, L.L.C. were reissued in private transactions and as such are subject to the requirements of Rule 144 of Regulation D of the Securities Act of 1933, including Rule 144(i). Based on our understanding of Rule 144(i) and conversations with the United States Securities and Exchange Commission, we believe that it is not permissible to remove a restrictive legend on shares of our stock in advance of a sale of those shares. On November 7, 2008, an order requiring us to authorize the removal of the restrictive legend on 552,335 shares of our Common Stock owned by RAM Resources, L.L.C. was entered. This order was later reaffirmed by the court after a preliminary injunction hearing. We have complied with this order and we understand that RAM Resources, L.L.C. has obtained a certificate for 552,335 shares of stock without restrictive legend. We have established a procedure for clearing shares of our stock for removal of restrictive legends that complies with the requirements of Rule 144(i) and are seeking to settle this litigation by developing a mutually satisfactory process to enable RAM Resources, L.L.C. to comply with Rule 144(i). If RAM Resources, L.L.C. does not agree to comply with the procedures we have established to ensure that all of the conditions of Rule 144(i) are met at the time of sales of previously restricted stock, we will be required to defend this claim and seek a resolution that ensures compliance with Rule 144(i) by RAM Resources, L.L.C. The Company intends to defend itself vigorously in this litigation. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.
Jordan Altabet litigation – On November 11, 2009, Jordan Altabet (“Altabet”) filed suit in United States District Court in Las Vegas, Nevada alleging that Ed Hennessey (“Hennessey”) entered into a verbal agreement to sell Altabet 222,222 shares of our Common Stock, owned personally by Hennessey, for a total purchase price of $50,000. Altabet further alleges that Hennessey subsequently failed to complete the sale of shares to him and that the failure to sell shares to him caused damages in an unspecified amount. Altabet named Cleantech Biofuels, Inc. in the lawsuit also alleging that Hennessey was acting as an agent and principal of Cleantech Biofuels, Inc. at the time Hennessey allegedly entered into the verbal agreement. Hennessey denies that he and Altabet entered into any agreement of any type. We believe that this is a nuisance lawsuit filed to attempt to extract a settlement offer. Cleantech Biofuels, Inc. and Hennessey have filed a motion to dismiss this lawsuit for lack of jurisdiction and venue. If the lawsuit is permitted to continue, Cleantech Biofuels, Inc. and Hennessey intend to vigorously defend against these claims and assert all defenses available. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.
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
Note 13 — Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of March 25, 2010, the Company has received $1,063,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
The promissory notes in our first offering of units comprised of a convertible promissory note and a warrant came due in October 2009 through March 2010. Except for notes previously converted to shares of our common stock as of December 31, 2009 (as disclosed previously in the Debt footnote), we are currently working towards converting all remaining notes, an aggregate of approximately $540,000 (including interest), to our second note offering convertible at $.08. All warrants related to the first offering of units remain outstanding at the original pricing.

In February 2010, Dr. Nickerson, who became a member of our Board of Directors in September 2009, made an additional investment, in our second note offering. His original investment in our first note offering at $0.25 was re-priced to our second note offering price of $0.08.
In February 2010, the Company added Mr. Jose Bared as a member of our Board of Directors. The Company granted stock to Mr. Bared similar to those previously provided to current and former members of our Board of Directors: (i) 150,000 shares of restricted Common Stock. Under the agreement, Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. He issued a promissory note to the Company in exchange for the stock purchase. The shares purchased by Mr. Bared under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares and (ii) options under the Stock Plan to purchase 40,000 shares of Common Stock with an exercise price of $0.10 that vest ratably over two years. Additionally, in November 2009, Mr. Bared was involved in investments in our second note offering.
Note 14 — Quarterly Financial Data (Unaudited)
The results of operations by quarter were as follows:

	For the quarters ended 2009:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$243,823	$345,004	$288,740	$210,322
Professional fees	109,413	83,161	64,657	32,792
Research and development	101	—	—	693,045

	353,337	428,165	353,397	936,159

Other expense (income):
Interest	226,127	246,165	253,657	180,586
Other income	(4,667)	(27,333)	—	—
Interest income	(2,241)	(2,266)	(3,431)	(3,833)

Net loss applicable to common stockholders	$572,556	$644,731	$603,623	$1,112,912

Basic net loss per common share	$0.01	$0.01	$0.01	$0.02

	For the quarters ended 2008:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$146,223	$155,107	$99,204	$167,581
Professional fees	111,946	78,946	90,284	149,622
Research and development	183,104	53,812	40,271	115,284

	441,273	287,865	229,759	432,487

Other expense (income):
Interest	19,751	4,136	3,314	152,489
Amortization of technology license	3,750	3,750	3,750	3,750
Interest income	(5,727)	(252)	(3)	(7,767)

Net loss applicable to common stockholders	$459,047	$295,499	$236,820	$580,959

Basic net loss per common share	$0.01	$0.01	**	$0.01

**	- less than $0.01 per share

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has not been audited by Larry O’Donnell, CPA, P.C., an independent registered public accounting firm, as there was no Securities and Exchange Commission requirement for Cleantech Biofuels, Inc. to obtain this audit as of December 31, 2009.
Changes in Internal Control Over Financial Reporting – During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm – This annual report does not include an attestation report of our registered public accounting firm as such report is not required due to a transition period established by rules of the Securities and Exchange Commission for newly public reporting companies.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is included in our definitive proxy statement or in an amendment to Form 10-K and is incorporated herein by reference. Our definitive proxy statement or amendment to Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 11.	Executive Compensation
The information required by Item 11 is included in our definitive proxy statement or in an amendment to Form 10-K and is incorporated herein by reference. Our definitive proxy statement or amendment to Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is included in our definitive proxy statement or in an amendment to Form 10-K and is incorporated herein by reference. Our definitive proxy statement or amendment to Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is included in our definitive proxy statement or in an amendment to Form 10-K and is incorporated herein by reference. Our definitive proxy statement or amendment to Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14.	Principal Accountant Fees and Services
The information required by Item 14 is included in our definitive proxy statement or in an amendment to Form 10-K and is incorporated herein by reference. Our definitive proxy statement or amendment to Form 10-K will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and Inception to December 31, 2009
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and Inception to December 31, 2009
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

Exhibit
Number		Description
10.4	*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5	*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.6	*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7	*
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

10.11		Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).
10.12
Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).

10.13
Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.14
Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.15
Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.16
Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).

10.17
Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).

10.18
Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

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

CleanTech Biofuels, Inc. (registrant)
March 30, 2010	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 30, 2010	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2010	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the
Board of Directors and Chief Executive Officer (principal executive officer)

March 30, 2010	/s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer
(principal financial and accounting officer)

March 30, 2010	/s/ Dr. Jackson Nickerson
Jackson Nickerson, Director

March 30, 2010	/s/ Dr. David Bransby
David Bransby, Director

March 30, 2010	/s/ Paul Simon, Jr.
Paul Simon, Jr., Director

March 30, 2010	/s/ Jose Bared, Sr.
Jose Bared, Sr.., Director

INDEX TO EXHIBITS

Exhibit
Number		Description
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

10.4	*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5	*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.6	*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7	*
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

10.11		Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).
10.12
Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).

Exhibit
Number	Description
10.13
Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.14
Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.15
Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).

10.16
Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).

10.17
Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Michael Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).

10.18
Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

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