Form 10-K/A
period 2009-12-31
CleanTech Biofuels, Inc.
filed 2010-04-30
CIK 1411036

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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

CLEANTECH BIOFUELS, INC.

Explanatory Note:
The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) of Cleantech Biofuels, Inc. (the “Company”) is to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Original Form 10-K”). This Amendment is being filed solely to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company has determined to include such Part III information by Amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.
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
The following table sets forth for each director, such director’s age, principal occupation for at least the last five years, present position with the Company, the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the SEC, and the class of such director.
Class III: Terms expiring in 2010

			Service as
Name	Age	Principal Occupation	Director Since
Edward P. Hennessey	51	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

Class I: Terms expiring in 2011

			Service as
Name	Age	Principal Occupation	Director Since
Paul Simon, Jr.	51	Mr. Simon is a licensed attorney practicing in St. Louis, Missouri and has been a partner in the firm, Sauerwein, Simon, & Blanchard, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his B.S. in Business Administration and St. Louis University School of Law where he received his J.D.	2007

Jose Bared, Sr.	68
Mr. Bared began his career as an engineer and in 1968 founded The Bared Company, a Mechanical and Electrical Engineering and Design company. Mr. Bared was also a member of the founding group that purchased Republic National Bank of Miami in 1971. Mr. Bared served as a director of the bank from 1971 until its sale in 1998. Currently Mr. Bared serves on the Board of Directors of Jackson — United Petroleum, a natural gas producer operating in Kentucky and Pennsylvania. He has served on the Board of Trustees for the University of Miami for the past 30 years. He also has served on the Board of Governors of the Sylvester Cancer Center for the past 15 years and is a life member of the center. Mr. Bared holds a B.S. in Mechanical Engineering from the University of Miami.
			2010
Class II: Terms expiring in 2012

			Service as
Name	Age	Principal Occupation	Director Since
Jackson Nickerson, Phd.	47	Dr. Nickerson is the Frahm Family Professor of Organization and Strategy at Washington University’s Olin Business School in St. Louis and has been at the university since 1996. He consults with numerous profit and not-for-profit organizations on strategy development. Dr. Nickerson launched and is currently a director of nformd.net, a privately held new media company. He has a B.S. in mechanical engineering from Worcester Polytechnic Institute and an M.S. in mechanical engineering, an M.B.A. and a Ph.D. from the University of California, Berkeley.	2009

David Bransby, Phd	58	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent 22 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009
Audit Committee
The Audit Committee is currently comprised of Messrs. Nickerson (Chairman) and Bransby, each of whom is “independent” in accordance with the Nasdaq standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Company has determined that Nickerson is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants and performs other functions or duties provided in the Audit Committee Charter. During the 2009 fiscal year, the Audit Committee held one meeting.
Compensation Committee
Our Compensation Committee and Compensation Committee Charter have been eliminated and replaced by the Board of Directors, whom now perform duties including reviewing the Company’s remuneration policies and practices, executive compensation and administering the Company’s stock option plan.

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
Compensation Discussion and Analysis
Two key aspects of the duties and responsibilities of the Board of Directors are the administration of our compensation programs, including our equity incentive program, and the approval of compensation for our executive officers. The Board of Directors has the authority to retain outside counsel and such other experts or consultants as it deems necessary to discharge its duties.
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

While all decisions regarding executive compensation are ultimately made by our Board of Directors, they also rely on the recommendations of the Chief Executive Officer with respect to all of our executive officers (other than the Chief Executive Officer himself), particularly with regard to his assessment of each executive officer’s individual performance against achievement of strategic objectives, level of responsibility exercised and the level of specialized experience and knowledge required to do the job. Determinations by our Board of Directors are not made in accordance with strict formulas which measure weighted qualitative and quantitative factors. Rather, such determinations are more subjective in nature and take into account not only the recommendations of our Chief Executive Officer, but such other factors as deemed relevant in an effort to blend competitive ranges into our own internal policies and practices. The Board of Directors may also seek advice from a compensation consultant.
All of our executive officers have entered into three-year employment agreements with the Company effective as of August 31, 2007 that provide for, among other things, the base salary, if any, of such executive officer’s compensation package. These employment contracts permit us to increase, but not decrease, base salaries within the contract term.
Elements of our Executive Compensation Program
Our executive officer program consists of three basic elements: base salary, annual incentive bonus, and long-term incentive compensation. Currently our executive officers whose compensation is reported in the Summary Compensation Table are paid their approved salaries as cash is available and have not been paid any bonus. We expect that in the future we will begin paying the Named Executive Officers salary and bonuses consistent with their position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:
Base Salary — In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Messrs. Hennessey and Kime and $120,000 for Mr. Jennewein. In addition, Mr. Hennessey was paid $56,000 during 2008 under a previous employment agreement. Salaries are currently paid based on cash availability. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.
Bonuses — None of our executive officers were paid a bonus in 2009, 2008 or 2007. We do not currently have any bonus plan for executive officers.
Long-Term Incentive Compensation — The long-term incentive awards for our executive officers are made under our 2007 Stock Option Plan under which the Board of Directors may, among other things, grant or award stock options and other stock-based awards, subject to certain limitations and restrictions as set forth in the plan. Our use of stock-based awards for our executive officers is the primary means by which we provide our executive officers a long-term incentive that becomes more valuable to the executive to the extent our share value increases, thereby aligning each executive’s interest with the interest of our stockholders.
It is the policy of the Board of Directors that, with respect to all equity-based compensation for the executive officers, the award dates for each grant shall be specified by the Board of Directors at a duly convened meeting as of a date on or after the date of its action, and that the exercise price or value of the grant shall be determined by reference to the closing price of our common stock on the specified award date. See “Outstanding Equity Awards at Fiscal Year-End” table for additional information. Equity grants may also be made to new executive officers upon commencement of their employment and, on occasion, to executive officers in connection with a significant change in job responsibility, extraordinary performance, or other reasons.
Executive Perquisites — Historically, we have not offered perquisites to our executive officers.

Tax and Accounting Implications
Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2009 compensation paid to our executive officers is fully deductible.
Summary Compensation Table
The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer, Principal Financial Officer and General Counsel/Chief Operating Officer, the only executive officers of the Company, (together the “Named Executive Officers”) who served these positions during 2009.

			(1) Stock
Name and Principal Position(s)	Year	Salary ($)	Options ($)	Total ($)
Edward P. Hennessey, President and CEO	2007	$63,000	$38,843	$101,843
	2008	68,000	103,574	171,574
	2009	109,000	227,182	336,182
Michael D. Kime, General Counsel and COO	2007	—	13,811	13,811
	2008	24,000	39,678	63,678
	2009	109,000	76,884	185,884
Thomas Jennewein, Chief Financial Officer	2007	—	13,811	13,811
	2008	10,000	36,623	46,623
	2009	92,000	45,880	137,880

(1)
The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements of Cleantech Biofuels, Inc., as filed with the SEC on Form 10-K for 2009. The amounts represent the SFAS 123(R) accounting cost that the Company recorded in its Statements of Operations in each year.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2009. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2009, which was $0.07.

	Option Awards						Stock Awards
				Number of					Market
		Number of		Securities			Number		value of
		Securities		Underlying			of Shares		shares or
		Underlying		Unexercised			or Units		units of
		Unexercised		Options (#)-	Option	Option	of Stock		stock that
		Options (#)-		Unexercisable	Exercise	Expiration	that have		have
	Grant Date	Exercisable		(3)	Price ($)	Date	vested (#)		vested
Edward P. Hennessey	8/31/2007	1,500,000	(1)	750,000	$0.15	8/31/2014			$—
	12/4/2008	400,000	(2)	800,000	$0.15	12/4/2015			$—
	12/4/2008						60,000	(4)	$—
Michael D. Kime	8/31/2007	533,334	(1)	266,666	$0.15	8/31/2014			$—
	12/4/2008	266,667	(2)	533,333	$0.36	12/4/2015			$—
	12/4/2008						60,000	(4)	$—
Thomas G. Jennewein	8/31/2007	533,334	(1)	266,666	$0.15	8/31/2014			$—
	12/4/2008	133,333	(2)	266,667	$0.36	12/4/2015			$—
	12/4/2008						60,000	(4)	$—

(1)	This option grant vests in three equal annual installments beginning on August 31, 2008.

(2)	This option grant vests in three equal annual installments beginning on August 31, 2009.

(3)	The options shown in this column are nonvested as of December 31, 2009.

(4)	This stock award was granted on December 4, 2008. Each officer issued promissory notes with an exercise price of $0.36.
Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of		Number of			Number of
	Shares	Value	Shares	Value Upon		Shares	Value
	Acquired on	Realized on	Acquired on	Vesting ($)		Acquired on	Realized on
	Exercise (#)	Exercise ($)	Vesting (#)	(1)		Vesting (#)	Vesting ($)
Edward P. Hennessey	—	$—	750,000	$562,500		60,000	$—
	—	$—	750,000	$—	(2)
	—	$—	400,000	$—	(2)
Michael D. Kime	—	$—	266,667	$200,000		60,000	$—
	—	$—	266,667	$—	(2)
	—	$—	266,667	$—	(2)
Thomas G. Jennewein	—	$—	266,667	$200,000		60,000	$—
	—	$—	266,667	$—	(2)
	—	$—	133,333	$—	(2)

(1)	The values reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.11 to $0.90.

(2)	The price of our common stock on these vesting dates was less than the exercise price of the options.
Pension Benefits — None of our Named Executive Officers are covered by a defined pension benefit plan or other similar benefit plan that provides for payments or other benefits.
Nonqualified Deferred Compensation — We do not have any nonqualified deferred compensation plans.
Director Compensation — The Company’s non-employee directors received no salary or compensation as a board or committee member in 2009, 2008 and 2007. Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of company common stock upon beginning as a director of the company.

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
The following table sets forth information as of December 31, 2009 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1)	7,443,275	11.2%
7310 Forsyth Ave.
Clayton, MO 63105
SRS Legacy Trust(2)	7,972,214	12.0%
RAM Resources, L.L.C.(3)	4,303,589	6.5%
13397 Lakefront Drive
Earth City, Missouri 63045

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.

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

SECURITY OWNERSHIP OF MANAGEMENT
Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of March 31, 2010, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Class
Edward P. Hennessey, Jr.	9,403,275	(1)	13.8%
Michael D. Kime	860,001	(2)	1.3%
Thomas Jennewein	726,667	(2)	1.1%
Jackson Nickerson	126,148	(3)	*	%
David Bransby	74,997	(2)	*	%
Jose Bared	33,332	(2)	*	%
Paul Simon	267,935	(4)	*	%
Total owned by All Executive Officers and Directors	11,492,355		16.4%

*	Less than 1%.

(1)
Includes the shares described in footnote 1 to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(2)	Amounts represent the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(3)	Amount includes 74,997 shares vested and the portion that will vest within 60 days hereof of shares of options and restricted stock and shares held individually.

(4)	Amount includes 190,000 shares vested and the portion that will vest within 60 days hereof of shares of options and restricted stock and shares held individually.
We currently have 14,000,000 shares of our common stock approved under our 2007 Stock Option Plan. See Part II, Item 5 in our Original Form 10-K for the table reflecting shares issued and available.

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
Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees — Ed Hennessey and Mike Kime. As of March 31, 2010, the aggregate balance of advances totaled approximately $30,000.
Two members of our Board of Directors, Dr. Jackson Nickerson and Mr. Jose Bared, Sr. are parties to investments in our Convertible Note offerings — approximately $580,000 in the aggregate, including principal and interest as of March 31, 2010.
We use the Crane Agency Co. as our broker for business and property insurance. Our CEO’s brother is currently employed at the Crane Agency Co. and is involved in the negotiation of premiums charged to us. We expect to purchase additional insurance through the Crane Agency Co. in the future.

Determination of Director Independence
Rules of The NASDAQ Stock Market LLC (“Nasdaq”) require that a majority of the Board of Directors be “independent,” as defined in Nasdaq Marketplace Rule 5605(a)(2). Under the Nasdaq rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Nasdaq rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company. The Board of Directors has determined that Messrs. Nickerson, Bransby and Bared are independent under Nasdaq Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Larry O’Donnell, CPA, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2009	2008
Audit Fees (1)	$8,800	$9,805
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$8,800	$9,805

(1)	Includes annual financial statement audit.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc. (registrant)
April 30, 2010	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

April 30, 2010	By:	/s/ Thomas G. Jennewein
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