Form 10-Q
period 2010-03-31
CleanTech Biofuels, Inc.
filed 2010-05-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2010, 66,406,824 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,736	$912
Prepaids and other current assets	35,917	36,481

	50,653	37,393

Property and equipment, net	14,105	20,308

Non-Current Assets:
Technology licenses, net	1,521,250	1,521,250
Patents	600,000	600,000

Total Assets	$2,186,008	$2,178,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$321,433	$302,898
Accrued interest	71,918	83,142
Accrued professional fees and other	251,139	175,693
Notes payable, net	1,595,476	1,401,925
Series A convertible debentures	140,000	140,000
Deferred revenue	50,000	50,000
Capital lease	4,903	4,869

Total Current Liabilities	2,434,869	2,158,527

Capital Lease	—	1,235
Series A Convertible Debentures	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 66,406,824 and 66,256,824 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	66,407	66,257
Additional paid-in capital	6,014,379	5,911,136
Notes receivable — restricted common stock	(336,129)	(316,838)
Deficit accumulated during the development stage	(5,993,518)	(5,641,366)

Total Stockholders’ Equity	(248,861)	19,189

Total Liabilities and Stockholders’ Equity	$2,186,008	$2,178,951

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
General and administrative	$195,401	$243,823	$2,351,040
Professional fees	41,524	109,413	1,090,988
Research and development	—	101	1,217,847

Operating Loss	236,925	353,337	4,659,875

Other expense (income):
Interest expense	119,518	226,127	1,272,511
Amortization of technology license	—	—	35,000
Deposit forfeiture	—	—	(25,000)
Other income	—	(4,667)	(32,000)
Interest income	(4,291)	(2,241)	(51,216)

	115,227	219,219	1,199,295

Income tax benefit	—	—	—

Net loss applicable to common stockholders	$352,152	$572,556	$5,859,170

Basic and diluted net loss per common share	$0.01	$0.01	$0.12

Weighted average common shares outstanding	66,356,824	61,351,553	48,415,750

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Dec 31, 2009
Balances at December 31, 2009	66,256,824	$66,257	$5,911,136	$(316,838)	$(5,641,366)

Discounts on Notes Payable			46,936
Issuance of restricted shares to a Director in Feb-10 at $.10 per share	150,000	150	14,850	(15,000)
Interest on Notes Receivable				(4,291)
Stock-based compensation			41,457
Net loss					(352,152)

Balances at March 31, 2010	66,406,824	$66,407	$6,014,379	$(336,129)	$(5,993,518)

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
Operating Activities
Net loss applicable to common stockholders	$(352,152)	$(572,556)	$(5,859,170)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	100
Depreciation	6,203	1,070	54,251
Amortization	—	—	35,000
Interest income	(4,291)	(2,240)	(23,829)
Amortization of discounts (interest expense) and other financing charges	92,658	207,401	1,047,135
Share-based compensation expense	41,457	83,291	661,299
Write-off of technology license	—	—	790,545
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	8,473	18,382	(6,432)
Technology license	—	—	(132,500)
Accounts payable	18,535	31,008	321,433
Other assets and other liabilities	26,671	88,836	216,163
Accrued liabilities	75,446	63,350	251,139

Net cash used by operating activities	(87,000)	(81,458)	(2,519,839)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	—	(15,200)	(54,237)

Net cash used by investing activities	—	(15,200)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	(7,909)	—	(29,485)
Payments on capital lease, including interest	(1,267)	(1,264)	(10,103)
Series A Convertible Debentures, including interest	—	—	1,424,900
Issuance of Convertible Notes Payable	140,000	35,000	1,705,500
Payments on Note Payable	(30,000)	(14,613)	(357,000)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	100,824	19,123	2,758,812

Net increase (decrease) in cash and cash equivalents	13,824	(77,535)	14,736
Cash and cash equivalents at beginning of period	912	96,617	—

Cash and cash equivalents at end of period	$14,736	$19,082	$14,736

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont’d (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$255	$345	$10,501

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$—	$14,119

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Convertible notes converted	$—	$122,100	$1,333,337

Common stock issued for Debentures converted	$—	$—	$153,009

Common stock and note payable issued for acquisition of Biomass	$—	$—	$1,501,250

Common stock issued for HFTA	$—	$—	$693,045

See accompanying notes to financial statements.

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company has no operating history as a producer of biomass or energy sources and has not constructed any plants to date. We have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Our current cash is not sufficient to fund our current operations. Our liabilities are substantially greater than our current available funds. Although we continue to seek additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies, we have not had recent success securing meaningful amounts of financing. The Company will require substantial additional capital to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to immediately and successfully raise additional capital and/or achieve profitability or positive cash flow, we may not be able to continue operations.
The accompanying unaudited, financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. The Company has evaluated subsequent events through May 12, 2010.

Note 2 — Recent Accounting Pronouncements
In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial statements. The guidance for the activity in Level 3 disclosures is effective for fiscal years beginning after December 15, 2010. The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.
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
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of March 31, 2010, it would result in an increase of approximately $360,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for a pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants has been recorded as a contra-balance amount with the note and is being amortized through interest expense over the life of the note. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the three months ended March 31, 2010 and 2009, amortization of this discount of approximately $7,000 and $58,000, respectively, has been recorded in interest expense. At March 31, 2010, the notes payable balance, net of the discount, related to this note is $173,000. As of May 12, 2010, all payments have been made except for approximately $185,000 in principal and interest. Final payment on the note was due January 22, 2010.

Note 5 — Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 3 — Mergers/Acquisitions, we acquired a license in the United States and Canada to use patent pending technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste, which we refer to as the Biomass Recovery Process. As a result of the merger, a long-term asset of $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above. As of March 31, 2010, the approximate additional license value to be recorded upon issuing the remaining shares, based on the market value of our common stock at March 31, 2010, would be approximately $360,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
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
Additionally, we deposited 2,887,687 shares of our Common Stock into an escrow account on May 12, 2008. The shares held in escrow were released to HFTA as follows: the first third of the shares (962,562 shares) were released from escrow on September 20, 2008 (six months from the date of the original agreement) and the remaining 1,925,125 shares were released upon the amendment in August 2009. As a result, the Company recorded an asset for the value of the first third share payment of approximately $500,000 in September 2008 and recorded an addition to the asset of approximately $190,000 related to the release of the remaining shares in August 2009. During the fourth quarter 2009, the Company decided not to use this technology going forward in our operations and thus wrote off the asset as of December 31, 2009. The impairment loss of approximately $690,000 is included in research and development expense on the statement of operations for the year ended December 31, 2009.
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
Note 6 — Debt

	March 31,	December 31,
	2010	2009
Convertible Notes Payable, net of discounts of $0 and $7,137 at March 31, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $0 and $502,000 at March 31, 2010 December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	$—	$494,863
Convertible Notes Payable, net of discounts of $155,853 and $187,880 at March 31, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $1,578,329 and $898,500 at March 31, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	1,422,476	710,620
Vertex (formerly WWT) Note Payable, net of discount of $0 and $6,558 at March 31, 2010 and December 31, 2009, respectively, with a face value of $173,000 and $203,000, respectively. Principal and interest due 1-22-10, interest at 6.0%	173,000	196,442
Series A Convertible Debentures, due April 16, 2010, interest at 6.0%	140,000	140,000

Total debt	1,735,476	1,541,925
Current maturities	(1,735,476)	(1,541,925)

Long-term portion, less current maturities	$—	$—

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the three months ended March 31, 2010 and 2009, amortization of approximately $7,000 and $150,000, respectively, for these discounts has been recorded in interest expense. All warrants related to this offering of units remain outstanding at the original pricing.

During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2010, the Company raised a total of $1,063,500 of investment proceeds. One note was converted during the second quarter of 2009 leaving $1,038,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2010 and 2009, amortization of approximately $79,000 and $0, respectively, for these discounts has been recorded in interest expense. This offering is continuing — see the Subsequent Events footnote for further information.
Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the Patent purchase, the Company issued a note in the amount of $450,000 (6.0% per annum and secured by a security interest in the Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three months ended March 31, 2010 and 2009, amortization of approximately $7,000 and $58,000, respectively, for this discount has been recorded in interest expense. As of May 12, 2010, all payments have been made except for approximately $185,000 in principal and interest. Final payment on the note was due January 22, 2010.
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

During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of March 31, 2010, $140,000 of our Debentures remained outstanding and eligible for conversion. See the Subsequent Event footnote for final conversion of all outstanding amounts.
Note 7 — Stockholders’ Equity (Deficit)
During 2009, the Company issued 466,268 shares of Common Stock ($0.25 per share) and 687,500 shares of Common Stock ($0.08 per share) to investors upon their conversions of Convertible Notes.
In June, September and December 2009, the Company issued 625,000, 300,000 and 625,000, respectively, of restricted shares of our common stock at $0.12, $0.10 and $0.06 per share, respectively, to a consultant pursuant to their consulting agreement and directors. For all of these restricted common stock grants, each individual issued promissory notes to the Company in exchange for their stock purchases. See the share-based footnote for further details.
In August 2009, the Company issued 357,778 shares of Common Stock ($0.13 per share) to the holders of two separate warrants under the Net Issuance clause of the warrant agreements.
In February 2010, the Company issued 150,000 restricted shares of our common stock at $0.10 per share to our newly elected director. The director issued promissory note to the Company in exchange for the stock purchases similar to the restricted share grants to all other directors. See the share-based footnote for further details.
Net Loss per Common Share — The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2010 and 2009, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 39,000,000 and 21,400,000 shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.
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
In September 2009 and February 2010, the Company entered into stock purchase agreements with certain members of the Board of Directors. The directors issued notes to the Company in exchange for their stock purchases. See Share-Based Payments footnote for further discussion. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. Since December 31, 2008, we incurred less than $100 in legal fees with SSB. As of March 31, 2010, all amounts have been paid to SSB except for approximately $90,000.
The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother is employed by Crane and was involved in the negotiation of coverage and premiums related to policies. For the three months ended March 31, 2010 and 2009, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.

Beginning in 2009, the Company has provided advances to two employees — Ed Hennessey and Mike Kime. As of March 31, 2010 and 2009, the aggregate balance of advances totaled approximately $30,000 and $200, respectively. The balance is included in Prepaids and Other Current Assets on the Balance Sheet.
Two members of our Board of Directors, Dr. Jackson Nickerson and Mr. Jose Bared, Sr. are parties in investments made in our convertible note offerings. As of March 31, 2010, the aggregate amount due on these investments, including interest, is approximately $580,000.
Note 9 — Share-based Payments
In January 2010, the Company granted options under the 2007 Stock Option Plan to purchase an aggregate 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At March 31, 2010, 316,666 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. No outstanding options were cancelled or expired as of March 31, 2010. As of March 31, 2010, 120,000 of these options were vested.
The Company has recorded stock-based compensation expense of $41,457 and $83,291 for the three months ended March 31, 2010 and 2009, respectively, for the issued stock option grants. Related to these grants, the Company will record future compensation expense of approximately $84,000 for the remaining nine months of 2010. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $260,000 and $240,000 at March 31, 2010 and December 31, 2009, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of March 31, 2010, there was approximately $115,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2 years. There are 3,103,332 options granted that are not yet vested as of March 31, 2010. These options have a weighted average exercise price of $0.19.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2009	6,815,000	$0.18	(1)

Granted	160,000	0.08
Exercised	—
Forfeited	—

Options outstanding at March 31, 2010	6,975,000	$0.18	(1)

Options exercisable at March 31, 2010	3,871,668	$0.18	(1)

(1)
The weighted-average exercise price at March 31, 2010 and December 31, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 10 — Commitments and Contingencies
Jordan Altabet litigation — On November 11, 2009, Jordan Altabet (“Altabet”) filed suit in United States District Court in Las Vegas, Nevada alleging that Ed Hennessey (“Hennessey”) entered into a verbal agreement to sell Altabet 222,222 shares of our Common Stock, owned personally by Hennessey, for a total purchase price of $50,000. Altabet further alleges that Hennessey subsequently failed to complete the sale of shares to him and that the failure to sell shares to him caused damages in an unspecified amount. Altabet named Cleantech Biofuels, Inc. in the lawsuit also alleging that Hennessey was acting as an agent and principal of Cleantech Biofuels, Inc. at the time Hennessey allegedly entered into the verbal agreement. Hennessey denies that he and Altabet entered into any agreement of any type. We believe that this is a nuisance lawsuit filed to attempt to extract a settlement offer. Cleantech Biofuels, Inc. and Hennessey have filed a motion to dismiss this lawsuit for lack of jurisdiction and venue. If the lawsuit is permitted to continue, Cleantech Biofuels, Inc. and Hennessey intend to vigorously defend against these claims and assert all defenses available. It is not possible at this time to reasonably assess the outcome of this lawsuit or the potential impact on the Company.
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
Note 11 — Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of May 12, 2010, the Company has received $1,073,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
The remaining Series A Convertible Debentures matured on April 16, 2010. In accordance with the Debenture agreement, the Company is in the process of converting these Debentures into shares of our common stock resulting in 2,069,375 shares to be issued to the Debenture holder.
Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April and May 2010. These promissory notes totaling $225,000 (including approximately $15,000 of accrued interest through May 12, 2010), have not yet been repaid or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
On May 11, 2010, we reached a settlement agreement with RAM Resources, LLC whereby they will release all claims relating to their previously filed lawsuit on November 6, 2008, in exchange for the issuance of a $40,000 Convertible Note under our second offering of units comprised of a convertible note and warrants, as described in our Debt Footnote.
On May 4, 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
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
We are a development stage company focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW.
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
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any operating plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will no longer be sufficient to fund the testing of our technologies or our required working capital. We will require substantial additional capital to implement our business plan and we may be unable to obtain the immediate capital required to continue operating.
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of May 12, 2010, the Company has received $1,073,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
On May 4, 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

Plan of Operation
Our focus has shifted primarily to securing additional capital immediately. We currently do not have sufficient capital to continue operations. All of the projects described below require a significant amount of capital that we currently do not have. While we continue to aggressively pursue capital, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any capital in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.
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
Biomass Feedstock Production
We are seeking to develop a plant in a major metropolitan area. We are currently working with existing waste haulers to develop one or more waste transfer stations where waste collected will be processed using our technology and the biomass produced used to create heat and/or power.
We are seeking to implement our technology in Maryville, Missouri. The biomass we produce will be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.
We have been selected by the County Commission and Public Works Authority of Pawnee County, Oklahoma for implementation at a proposed recycling and biomass recovery facility to be constructed in Pawnee County. The Pawnee County Commission and the Pawnee Public Works Authority have both adopted resolutions to pursue the possibility of bringing the Biomass Recovery Process to an existing quarry site in Pawnee County. The Pawnee Public Works Authority has engaged an engineering consultant to begin the project’s technology evaluation and site selection. The consultant will work to design the initial system for the facility and determine its ultimate cost. The consultant and the County will also work on obtaining grants and permits as well as all other aspects of getting the project funded and started. This project is in the preliminary planning stage. No assurance can be given that it will proceed as planned, or at all.

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
The further implementation of the licensing of our technology and/or the development of commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. While we anticipate that financing for these projects could be provided in large part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any of such financing and there can be no assurance that we will be able to secure any such financing.
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
In May 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

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
To commercialize our technology, we intend to:
•
license and/or construct and operate a commercial plant that: (i) processes MSW into cellulosic biomass for conversion into energy or chemical products and (ii) separates recyclables (metals, plastics, glass) for single-stream recycling;

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
Results of Operations
The following tables set forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31, 2010	March 31, 2009	Change
General and administrative	$195,401	$243,823	$(48,422)
Professional fees	41,524	109,413	(67,889)
Research and development	—	101	(101)

Operating loss	236,925	353,337	(116,412)

Other expense (income):
Interest expense	119,518	226,127	(106,609)
Other income	—	(4,667)	4,667
Interest income	(4,291)	(2,241)	(2,050)

Net loss applicable to common stockholders	$352,152	$572,556	$(220,404)

General and administrative — The decrease in expense in 2009 is due primarily to a reduction in expense of approximately $42,000 in share-based compensation expense.
Professional Fees — The decrease in 2009 is due primarily to a reduction in legal fees of approximately $48,000.
Interest expense — The decrease in 2009 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $115,000. These notes mature in one year and were issued from October 2008 through March 2010 and thus some discounts have been fully expensed.

Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital to continue operations, execute our business plan and commercialize our products. Beginning in September 2008 and as of May 12, 2010, we raised an aggregate of $1,715,500, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 12, 2010, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.
Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the three months ended March 31, 2010 and 2009, amortization of approximately $7,000 and $150,000, respectively, for these discounts has been recorded in interest expense. All warrants related to this offering of units remain outstanding at the original pricing.
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and warrants. As of March 31, 2010, the Company raised a total of $1,063,500 of investment proceeds. One note was converted during 2009 leaving $1,038,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of the Company’s Common Stock, at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2010, amortization of approximately $79,000 and $0, respectively, for these discounts has been recorded in interest expense.

Vertex (formerly WWT) Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the three months ended March 31, 2010, amortization of approximately $7,000 and $58,000 for this discount has been recorded in interest expense. As of May 12, 2010, all payments have been made except for approximately $185,000 in principal and interest. Final payment on this note was due January 22, 2010.
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. These transactions converted in the aggregate $1,260,000 of our Debentures, leaving $140,000 remaining to be converted. As of April 16, 2010, the remaining $140,000 outstanding on our Debentures matured and is in the process of being converted to 2,069,375 shares of our common stock.
Summary of Cash Flow Activity

	Three months ended March 31,
	2010	2009
Net cash used by operating activities	$(87,000)	$(81,458)
Net cash used by investing activities	—	(15,200)
Net cash provided by financing activities	100,824	19,123
Net cash used by operating activities
During the three months ended March 31, 2010 and 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale vessel.
Net cash provided by financing activities
During the three months ended March 31, 2010, the increase in cash provided by financing activities was primarily from the issuance of $105,000 more in convertible notes than the three months ended March 31, 2009.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of March 31, 2010. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,673,000	$1,673,000		$—	$—
Vertex Note (2)	181,700	181,700		—	—
Series A Convertible Debentures (3)	140,000	140,000		—	—
Capital Lease (4)	5,400	5,400		—	—
Operating Lease (5)	16,200	16,200		—	—

Total contractual obligations	$2,016,300	$2,016,300	$—	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes mature in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2)	Amount represents value of principal amount of note and estimate for interest. Final payment on this note was due January 22, 2010. We are working with Vertex on arrangements for final payments.

(3)
Debentures are convertible at Company’s option into shares of the Company’s common stock. The remaining Debentures matured on April 16, 2010 and will be converted into shares of the company’s common stock.

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
We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4T. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures — We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2010. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, general counsel and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended March 31, 2010, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Ram Resources, L.L.C. v. CleanTech Biofuels, Inc. On May 11, 2010, we reached a Settlement Agreement with RAM Resources, LLC whereby they will release all claims relating to their previously filed lawsuit on November 6, 2008, in exchange for the issuance of a $40,000 Convertible Note under our second offering of units comprised of a convertible note and warrants, as described in our Debt Footnote.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and below in this Item, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

We do not currently have enough cash to fund our operations. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2010, the Company raised a total of $1,063,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note was converted during 2009 leaving $1,038,500 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
In January 2010, the Company awarded stock options to a consultant representing the right to acquire 120,000 shares of Common Stock at an exercise price of $0.07 per share. The award of stock options was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.
In February 2010, the Company issued to its new director 150,000 restricted shares of Common Stock at a price of $0.10 per share and awarded a stock option representing the right to acquire 40,000 shares of Common Stock at an exercise price of $0.10 per share. The director issued a promissory note to the Company in exchange for the restricted Common Stock purchase. The award of stock options and the issuance of restricted stock to our director were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities — Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April and May 2010. These promissory notes totaling approximately $225,000 (including approximately $15,000 of accrued interest through May 14, 2010), have not yet been repaid or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
Item 4. Submission of Matters to a Vote of Security Holders — None.
Item 5. Other Information — On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. As of May 12, 2010, all payments have been made except for approximately $185,000 in principal and interest. Final payment on this note was due January 22, 2010.

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

CLEANTECH BIOFUELS, INC.
Date: May 13, 2010	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 13, 2010	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.