Form 10-Q
period 2010-06-30
CleanTech Biofuels, Inc.
filed 2010-08-12
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2010, 68,609,679 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,132	$912
Prepaids and other current assets	38,692	36,481

Total Current Assets	56,824	37,393

Property and equipment, net	12,578	20,308
Technology license, net	1,521,250	1,521,250
Patent	600,000	600,000

Total Assets	$2,190,652	$2,178,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$354,103	$302,898
Accrued interest	73,107	83,142
Other accrued liabilities	359,325	175,693
Notes payable, net	1,695,372	1,401,925
Series A convertible debentures	—	140,000
Deferred revenue	50,000	50,000
Capital lease	3,688	4,869

Total Current Liabilities	2,535,595	2,158,527

Capital Lease	—	1,235

Total Liabilities	2,535,595	2,159,762

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 68,609,679 and 66,256,824 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	68,610	66,257
Additional paid-in capital	6,295,016	5,911,136
Notes receivable — restricted common stock	(340,568)	(316,838)
Deficit accumulated during the development stage	(6,368,001)	(5,641,366)

Total Stockholders’ Equity	(344,943)	19,189

Total Liabilities and Stockholders’ Equity	$2,190,652	$2,178,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
General and administrative expenses	$241,350	$345,004	$436,751	$588,827	$2,592,390
Professional fees	32,946	83,161	74,470	192,574	1,123,934
Research and development	—	—	—	101	1,217,847

Operating Loss	274,296	428,165	511,221	781,502	4,934,171

Other expense (income):
Interest expense	104,626	246,165	224,144	472,292	1,377,137
Amortization of technology license	—	—	—	—	35,000
Deposit forfeiture	—	—	—	—	(25,000)
Other income	—	(27,333)	—	(32,000)	(32,000)
Interest income	(4,439)	(2,266)	(8,730)	(4,507)	(55,655)

	100,187	216,566	215,414	435,785	1,299,482

Net loss	$374,483	$644,731	$726,635	$1,217,287	$6,233,653

Basic net loss per common share	$0.01	$0.01	$0.01	$0.02	$0.13

Weighted average common shares outstanding	68,520,692	61,600,586	67,438,758	61,476,070	49,242,976

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Dec 31, 2009
Balances at December 31, 2009	66,256,824	$66,257	$5,911,136	$(316,838)	$(5,641,366)

Discounts on Notes Payable			113,987
Issuance of restricted shares to a Director in Feb-10 at $.10 per share	150,000	150	14,850	(15,000)
Conversion of Debentures in Apr-10 at $.08 per share	2,069,375	2,069	163,480
Conversion of Convertible Note in June-10 at $.08 per share	133,480	134	10,545
Interest on Notes Receivable				(8,730)
Stock-based compensation			81,018
Net loss					(726,635)

Balances at June 30, 2010	68,609,679	$68,610	$6,295,016	$(340,568)	$(6,368,001)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2010	2009	2010
Operating Activities
Net loss	$(726,635)	$(1,217,287)	$(6,233,653)
Adjustments to reconcile net loss to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	100
Depreciation	7,730	6,814	55,778
Amortization	—	—	35,000
Interest income	(8,730)	(4,507)	(28,268)
Amortization of discounts (interest expense) and other financing charges	169,605	432,311	1,124,081
Share-based compensation expense	81,018	229,311	700,860
Write-off of technology license	—	—	790,545
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	8,404	44,973	(6,501)
Technology license	—	—	(132,500)
Accounts payable	51,205	5,971	354,103
Other assets and other liabilities	54,088	87,514	243,580
Accrued liabilities	183,632	43,663	359,325

Net cash used by operating activities	(179,683)	(371,237)	(2,612,523)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	—	(20,702)	(54,237)

Net cash used by investing activities	—	(20,702)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	(10,615)	—	(32,190)
Payments on capital lease, including interest	(2,482)	(2,524)	(11,318)
Series A Convertible Debentures, including interest	—	—	1,424,900
Issuance of Convertible Notes Payable	340,000	445,000	1,905,500
Payments on Note Payable	(130,000)	(44,614)	(457,000)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	196,903	397,862	2,854,892

Net increase (decrease) in cash and cash equivalents	17,220	5,923	18,132
Cash and cash equivalents at beginning of period	912	96,617	—

Cash and cash equivalents at end of period	$18,132	$102,540	$18,132

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont’d (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2010	2009	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$518	$2,691	$10,764

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$—	$14,119

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Convertible notes converted	$10,678	$55,525	$182,770

Common stock issued for Debentures converted	$165,550	$—	$1,498,887

Common stock and note payable issued for acquisition of Biomass	$—	$—	$1,501,250

Common stock issued for HFTA	$—	$—	$693,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. However, the Company is currently working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).
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
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. The Company has evaluated subsequent events through August 11, 2010.
Note 2 — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial statements. The guidance for the activity in Level 3 disclosures is effective for fiscal years beginning after December 15, 2010. The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended June 30, 2010.

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
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of June 30, 2010, it would result in an increase of approximately $160,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “PSC Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The PSC Patent is the basis for the pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the PSC Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants has been recorded as a contra-balance amount with the note and has been fully amortized through interest expense. This note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the warrant features. For the six months ended June 30, 2010 and 2009, amortization of this discount of approximately $7,000 and $115,000, respectively, has been recorded in interest expense. At June 30, 2010, the notes payable balance, net of the discount, related to this note is $73,000. As of August 11, 2010, all payments have been made except for approximately $85,000 in principal and interest. Final payment on the note has been extended to September 1, 2010.

Note 5 — Technology Licenses
Biomass North America Licensing, Inc.
On September 15, 2008, in connection with the acquisition of Biomass described in Note 3 - Mergers/Acquisitions, we acquired a license in the United States and Canada to use technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate MSW into cellulosic biomass feedstock, which we refer to as the Biomass Recovery Process. In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 for this process (the “BRP Patent”). As a result of the merger, a long-term asset of $1.5 million was recorded for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above. As of June 30, 2010, the approximate additional license value to be recorded upon issuing the remaining shares, based on the market value of our common stock at June 30, 2010, would be approximately $160,000. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass Recovery Process. The license agreement is for a term of 21 years or the life of any patent issued for the Biomass Recovery Process. The Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process, except that a principal owner of the Licensor has the right of first offer to manage and operate with respect to any development commenced using the licensed technology within 100 miles of the City of Chicago, Illinois. The license agreement further provides that the Company and the Licensor will work in good faith to complete a commercial development in the City of Chicago using the Biomass Recovery Process.
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
Bio-Products International, Inc.
On August 17, 2005, the Company entered into a license agreement with Bio-Products International, Inc. (“Bio-Products”) giving the Company limited exclusive rights to use the PSC Patent to process MSW and convert the cellulosic component of that waste to a homogenous feedstock to produce ethanol in the United States, subject to the right of Bio-Products to request five sites to construct MSW-to-ethanol plants in the United States. The Company’s license with Bio-Products was for a period of twenty years. Under the license, Bio-Products was to be paid a process royalty of $1.50 for every ton of waste received and processed at each facility to be constructed and operated under the agreement. The Company also was required to pay a by-product royalty of 2.5 percent of the gross sales price in excess of $10 per ton obtained from the sale of recyclable by-products, excluding the cellulosic biomass. Bio-Products would also have been paid a monthly fee for technical services to be provided by Bio-Products for each facility to be constructed and operated which initially would have been $10,000 per month and increase to $20,000 per month when vessels for processing waste are ordered for the facility. The $20,000 per month fee would have continued until construction of a facility was completed. The Company’s litigation involving Bio-Products was settled in March 2009 and as a result, this sublicense has been mutually terminated by all parties.

As disclosed in a previous footnote, the Company purchased the PSC Patent pursuant to an Agreement with WWT. The Company is now a licensor to Bio-Products for the PSC Patent. Bio-Products is the exclusive licensee of the PSC Patent (but not the BRP Patent) and has the right to sublicense the technology that is part of the PSC Patent to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 6 — Debt

	June 30,	December 31,
	2010	2009
Convertible Notes Payable, net of discounts of $0 and $7,137 at June 30, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $0 and $502,000 at June 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	$—	$494,863
Convertible Notes Payable, net of discounts of $121,709 and $187,880 at June 30, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $1,693,329 and $898,500 at June 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	1,571,620	710,620
Convertible Note Payable, net of discounts of $24,248 and $-0- at June 30, 2010 and December 31, 2009, respectively, which is made up of an individual note with a face value of $75,000 and $-0- at June 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 12.0%	50,752	—
Vertex (formerly WWT) Note Payable, net of discount of $0 and $6,558 at June 30, 2010 and December 31, 2009, respectively, with a face value of $73,000 and $203,000 at June 30, 2010 and December 31, 2009, principal and interest due September 1, 2010, interest at 6.0%	73,000	196,442
Series A Convertible Debentures, converted April 16, 2010, interest at 6.0%	—	140,000

Total debt	1,695,372	1,541,925
Current maturities	(1,695,372)	(1,541,925)

Long-term portion, less current maturities	$—	$—

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $-0- and $7,000, and $153,000 and $302,000, respectively, for these discounts has been recorded in interest expense. All warrants related to this offering of units remain outstanding at the original pricing.
During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company had raised a total of $1,188,500 of investment proceeds. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,153,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $76,000 and $155,000, and $14,000 and $14,000 respectively, for these discounts has been recorded in interest expense. This offering is continuing — see the Subsequent Events footnote for further information.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company had raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2010, amortization of approximately $1,000 and $1,000, respectively, for these discounts has been recorded in interest expense.
Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and has been fully amortized through interest expense. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $-0- and $7,000, and $58,000 and $115,000, respectively, for these discounts has been recorded in interest expense. As of August 11, 2010, all payments have been made except for approximately $85,000 in principal and interest. Final payment on the note has been extended to September 1, 2010.

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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of our common stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of our common stock. The remaining $140,000 of Debentures matured on April 16, 2010 and, with interest earned, were converted into 2,069,375 shares of our common stock.
Note 7 — Stockholders’ Equity (Deficit)
In June 2010, the Company issued 133,480 shares of Common Stock ($0.08 per share) to an investor upon the conversion of a Convertible Note.
In April 2010, the Company issued 2,069,375 shares of Common Stock ($0.08 per share) upon the conversion of $140,000 of the Company’s Debentures and accrued interest of approximately $25,000.
In February 2010, the Company issued 150,000 restricted shares of our common stock at $0.10 per share to our newly elected director. The director issued a promissory note to the Company in exchange for the stock purchases similar to the restricted share grants to all other directors. See the share-based footnote for further details.
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
During 2009, the Company issued 466,268 shares of Common Stock ($0.25 per share) and 687,500 shares of Common Stock ($0.08 per share) to investors upon conversion of the Convertible Notes.
Net Loss per share — The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2010 and 2009, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 39,000,000 and 27,600,000 shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.

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
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. Since December 31, 2008, we incurred less than $100 in legal fees with SSB. As of June 30, 2010, all amounts have been paid to SSB except for approximately $90,000.
The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother is employed by Crane and was involved in the negotiation of coverage and premiums related to policies. For the six months ended June 30, 2010 and 2009, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.
Beginning in 2009, the Company has provided advances to two employees — Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of June 30, 2010 and December 31, 2009, the aggregate balances of advances totaled approximately $32,000 and $22,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.
Two members of our Board of Directors, Dr. Jackson Nickerson and Mr. Jose Bared, Sr. are parties in investments made in our convertible note offerings. As of June 30, 2010 and December 31, 2009, the aggregate amount due on these investments, including interest, is approximately $585,000 and $518,000, respectively.
Note 9 — Share-based Payments
In January 2010, the Company granted options under the 2007 Stock Option Plan to purchase an aggregate of 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At June 30, 2010, 341,665 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. None of these options were cancelled or expired as of June 30, 2010. As of June 30, 2010, 120,000 of these options were vested.

The Company has recorded stock-based compensation expense of approximately $40,000 and $81,000 for the three and six months ended June 30, 2010, respectively and approximately $146,000 and $230,000 for the three and six months ended June 30, 2009, respectively, for the issued stock option grants. Related to these grants, the Company will record future compensation expense of approximately $44,000 for the remaining six months of 2010. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $270,000 and $240,000 at June 30, 2010 and December 31, 2009, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of June 30, 2010, there was approximately $75,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.7 years. There are 2,303,333 options granted that are not yet vested as of June 30, 2010. These options have a weighted average exercise price of $0.16.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2009	6,815,000	$0.18	(1)

Granted	160,000	0.08
Exercised	—
Forfeited	(1,600,000)	0.26

Options outstanding at June 30, 2010	5,375,000	$0.16	(1)

Options exercisable at June 30, 2010	3,071,667	$0.17	(1)

(1)
The weighted-average exercise price at June 30, 2010 and December 31, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

Note 10 — Commitments and Contingencies
Jordan Altabet litigation — On November 11, 2009, Jordan Altabet (“Altabet”) filed suit in United States District Court in Las Vegas, Nevada alleging that Ed Hennessey (“Hennessey”) entered into a verbal agreement to sell Altabet 222,222 shares of our Common Stock, owned personally by Hennessey, for a total purchase price of $50,000. Altabet further alleges that Hennessey subsequently failed to complete the sale of shares to him and that the failure to sell shares to him caused damages in an unspecified amount. Altabet named Cleantech Biofuels, Inc. in the lawsuit also alleging that Hennessey was acting as an agent and principal of Cleantech Biofuels, Inc. at the time Hennessey allegedly entered into the verbal agreement. Hennessey denies that he and Altabet entered into any agreement of any type. We believed that this was a nuisance lawsuit filed to attempt to extract a settlement offer. Cleantech Biofuels, Inc. and Hennessey filed a motion to dismiss this lawsuit for lack of jurisdiction and venue. The motion to dismiss was granted on July 21, 2010.
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

Note 11 — Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of August 11, 2010, the Company has received $1,188,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April through June 2010. These promissory notes totaling approximately $295,000 (including approximately $20,000 of accrued interest through August 11, 2010), have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
In June 2010, we entered into an engagement agreement with Houlihan Smith & Company (“Houlihan”) whereby Houlihan will assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. Per the engagement agreement, the Company will pay Houlihan $30,000 (split equally in three monthly installments) plus a success fee upon completing a transaction to raise capital for the Company.

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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	our ability to raise additional capital on favorable terms to continue operating and to develop our technologies;
•	the commercial viability of our technologies,
•	our ability to maintain and enforce our exclusive rights to our technologies,
•	the demand for and production costs of various energy products made from our biomass,
•	competition from other alternative energy technologies, and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
In September 2008, we acquired the exclusive rights to use the Biomass Recovery System developed by Anthony Noll that we refer to as our Biomass Recovery Process in the United States and Canada. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In addition, in October 2008, we acquired the patent (the “PSC Patent”) for the pressurized steam classification (“PSC”) technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Bio-Products was the sublicensor of the PSC technology to us.
Since early 2008, we had been in litigation against Bio-Products regarding our use of the PSC technology. In March 2009, we entered into a Settlement Agreement with Bio-Products settling all claims. Pursuant to the Settlement Agreement, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We also terminated our License Agreement with Bio-Products and have no further obligations thereunder. We continue to be the licensor of the PSC Patent to Bio-Products under the Master License Agreement and we continue to own the PSC Patent. As a result of the Settlement Agreement, we are now capable of using the Biomass Recovery Process technology to produce any energy product that we desire and are no longer limited to production of fuel grade ethanol in the United States.
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any operating plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will no longer be sufficient to fund the testing of our technologies or our required working capital. We will require substantial additional capital to implement our business plan and we may be unable to immediately obtain the capital required to continue operating.
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of August 11, 2010, the Company has received $1,188,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
On May 4, 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

In June 2010, we entered into an engagement agreement with Houlihan Smith & Company (“Houlihan”) whereby Houlihan will assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions.
In July 2010, we entered into an agreement with Fiberight LLC (Fiberight) to install our test vessel (formerly in Kentucky) at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate that our vessel will be installed and operational during September 2010. Once upgraded and installed, the vessel should produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. This project should further validate our licensed Biomass Recovery Process, enabling on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.
In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 to the process and apparatus for converting MSW into cellulosic biomass feedstock, which we refer to collectively as the Biomass Recovery Process. The Company has exclusive rights to the Biomass Recovery Process in the United States and Canada through our licensing agreement with Biomass North America LLC.
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
Our company was initially conceived as a fully-integrated producer of cellulosic ethanol using the PSC technology for cleaning and separating MSW into its component parts, and a dilute acid hydrolysis technology developed by Brelsford Engineering, Inc. To further enhance our ability to produce ethanol, in 2008 we licensed a technology that uses nitric acid to hydrolyze biomass into ethanol. The technology developed at the University of California Berkeley is controlled by HFTA, Inc. pursuant to a Master License Agreement with the University of California Berkeley and was sublicensed to us for the production of ethanol from MSW.
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
As a result of our focus on converting MSW into a biomass feedstock for energy or chemical products, we determined that we no longer would use the Brelsford and HFTA technologies. In the fourth quarter of 2008, Brelsford Engineering, Inc. terminated our license to the Brelsford technology for non-payment of certain fees. We decided not to use the technology going forward in our operations and wrote off the remaining asset as of December 31, 2008. The impairment loss of $97,500 is included in research and development expense on the statement of operations for the year ended December 31, 2008. Additionally, we terminated our agreement with HFTA, Inc. during the fourth quarter of 2009 as we determined to not use the HFTA technology going forward in our operations. We wrote off the related asset of approximately $693,000 as an impairment loss and the loss is included in research and development expense on the statement of operations for the year ended December 31, 2009.

Biomass Feedstock Production
We have completed construction of a small test vessel in Kentucky. Beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate our vessel to be installed and operational during September 2010. Once upgraded and installed, the vessel should produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. This project should further validate our licensed Biomass Recovery Process, enabling on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.
We are seeking to implement our technology in Maryville, Missouri. The biomass we would produce will be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.
We are also seeking to develop a plant in a major metropolitan area. We are working with existing waste haulers to develop one or more waste transfer stations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.
We had been selected by the County Commission and Public Works Authority of Pawnee County, Oklahoma for implementation at a proposed recycling and biomass recovery facility to be constructed in Pawnee County. The Pawnee County Commission and the Pawnee Public Works Authority had both adopted resolutions to pursue the possibility of bringing the Biomass Recovery Process to an existing quarry site in Pawnee County. The project had been in the preliminary planning stage. After a public hearing, the County Commission has decided to not pursue this project.
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
The further implementation of the licensing of our technology and/or the development of commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. While we anticipate that financing for these projects could be provided in large part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any such financing and there can be no assurance that we will be able to secure any such financing.
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
Bio-Fuel and Bio-Chemical Joint Testing/Research
As soon as we are able to process MSW into biomass through our test vessel at Fiberight’s facility in Virginia and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.

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
Results of Operations
The following tables set forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended
	June 30, 2010	June 30, 2009	Change
General and administrative	$241,350	$345,004	$(103,654)
Professional fees	32,946	83,161	(50,215)

Operating loss	274,296	428,165	(153,869)

Other expense (income):
Interest expense	104,626	246,165	(141,539)
Other income	—	(27,333)	27,333
Interest income	(4,439)	(2,266)	(2,173)

Net loss applicable to common stockholders	$374,483	$644,731	$(270,248)

General and administrative — The decrease in expense in 2010 is due primarily to a reduction in expense of approximately $106,000 in share-based compensation expense.
Professional Fees — The decrease in 2010 is due primarily to a reduction in legal fees of approximately $35,000.
Interest expense — The decrease in 2010 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $150,000. These notes mature in one year and were issued from October 2008 through June 2010 and thus some discounts have been fully expensed.
Other income — The other income in 2009 was for a two-month lease and subsequent sale of the HFTA equipment previously purchased.

	Six months ended
	June 30, 2010	June 30, 2009	Change
General and administrative	$436,751	$588,827	$(152,076)
Professional fees	74,470	192,574	(118,104)
Research and development	—	101	(101)

Operating loss	511,221	781,502	(270,281)

Other expense (income):
Interest expense	224,144	472,292	(248,148)
Other income	—	(32,000)	32,000
Interest income	(8,730)	(4,507)	(4,223)

Net loss applicable to common stockholders	$726,635	$1,217,287	$(490,652)

General and administrative — The decrease in expense in 2010 is due primarily to a reduction in expense of approximately $150,000 in share-based compensation expense.
Professional Fees — The decrease in 2010 is due primarily to a reduction in legal fees of approximately $83,000 and accounting and consulting fees of approximately $35,000.
Interest expense — The decrease in 2010 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $262,000 offset by an increase of approximately $15,000 in interest expense on the convertible notes. These notes mature in one year and were issued from October 2008 through June 2010 and thus some discounts have been fully expensed.
Other income — The other income in 2009 was for a two-month lease and subsequent sale of the HFTA equipment previously purchased.
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital to continue operations, execute our business plan and commercialize our products. Beginning in September 2008 and as of August 11, 2010, we raised an aggregate of $1,905,500, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of August 11, 2010, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. Houlihan Smith & Company will assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $-0- and $7,000, and $153,000 and $302,000 respectively, for these discounts has been recorded in interest expense. All warrants related to this offering of units remain outstanding at the original pricing.
During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company raised a total of $1,188,500 of investment proceeds. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,153,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $76,000 and $155,000, and $14,000 and $14,000 respectively, for these discounts has been recorded in interest expense.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and six months ended June 30, 2010, amortization of approximately $1,000 and $1,000, respectively, for these discounts has been recorded in interest expense.

Vertex (formerly WWT) Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “PSC Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The PSC Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 (interest at 6% per annum and a security interest in the PSC Patent) and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and has been fully amortized through interest expense. For the three and six months ended June 30, 2010 and 2009, amortization of approximately $-0- and $7,000, $58,000 and $115,000, respectively, for these discounts has been recorded in interest expense. As of August 11, 2010, all payments have been made except for approximately $85,000 in principal and interest. Final payment on this note has been extended to September 1, 2010.
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
During March 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,433,067 shares of Common Stock. During April 2008, various debenture holders converted an aggregate amount of $630,000 of our Debentures, plus interest earned, into 4,455,844 shares of Common Stock. As of April 16, 2010, the remaining principal of $140,000 matured and with accumulated interest earned, converted to 2,069,375 shares of our common stock.
Summary of Cash Flow Activity

	Six months ended June 30,
	2010	2009
Net cash used by operating activities	$(179,683)	$(371,237)
Net cash used by investing activities	—	(20,702)
Net cash provided by financing activities	196,903	397,862
Net cash used by operating activities
During the six months ended June 30, 2010 and 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale test vessel.
Net cash provided by financing activities
During the six months ended June 30, 2010, the decrease in cash provided by financing activities was primarily due to the issuance of $105,000 less in convertible notes and an increase of approximately $85,000 in note payments compared to the six months ended June 30, 2009.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of June 30, 2010. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,879,000	$1,879,000		$—	$—
Vertex Note (2)	84,800	84,800		—	—
Capital Lease (3)	4,100	4,100		—	—
Operating Lease (4)	10,800	10,800		—	—

Total contractual obligations	$1,978,700	$1,978,700	$—	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes matured in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2)	Amount represents value of principal amount of note and estimate for interest. Final payment on this note has been extended to September 1, 2010.

(3)	Represents lease on office furniture.

(4)	Represents lease for office space. The lease is for three years from occupancy date of January 2008.
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
We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2010.
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at June 30, 2010. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having three total employees (chief executive officer, chief financial officer and marketing associate), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended June 30, 2010, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Jordan Altabet v. Ed Hennessey and CleanTech Biofuels, Inc. On November 11, 2009, Jordan Altabet (“Altabet”) filed suit in United States District Court in Las Vegas, Nevada alleging that Ed Hennessey (“Hennessey”) entered into a verbal agreement to sell Altabet 222,222 shares of our Common Stock, owned personally by Hennessey, for a total purchase price of $50,000. Altabet further alleges that Hennessey subsequently failed to complete the sale of shares to him and that the failure to sell shares to him caused damages in an unspecified amount. Altabet named CleanTech in the lawsuit also alleging that Hennessey was acting as an agent and principal of CleanTech Biofuels, Inc. at the time Hennessey allegedly entered into the verbal agreement. Hennessey denies that he and Altabet entered into any agreement of any type. We believed that this was a nuisance lawsuit filed to attempt to extract a settlement offer. Cleantech Biofuels, Inc. and Hennessey filed a motion to dismiss this lawsuit for lack of jurisdiction and venue. The motion to dismiss was granted on July 21, 2010.
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
We need to obtain financing for current operations.
We do not currently have enough cash to fund our operations. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations.
We may not be able to attract and retain management and other personnel we need to succeed.
With the resignation of our General Counsel/Chief Operating Officer in June 2010, we currently have only two full-time executives, our Chief Executive Officer and Chief Financial Officer. As a result, part of our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company raised a total of $1,188,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,153,500 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
During June 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2010, the Company raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted into shares of Common Stock at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities — Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April through June 2010. These promissory notes totaling approximately $295,000 (including approximately $20,000 of accrued interest through August 11, 2010), have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
Item 4. Reserved.
Item 5. Other Information — On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “PSC Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. As of August 11, 2010, all payments have been made except for approximately $85,000 in principal and interest. Final payment on this note has been extended to September 1, 2010.

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

CLEANTECH BIOFUELS, INC.
Date: August 11, 2010	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 11, 2010	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.