Form 10-Q
period 2010-09-30
CleanTech Biofuels, Inc.
filed 2010-11-12
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _________
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
As of November 9, 2010, 68,309,679 shares of the Company’s common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,566	$912
Prepaids and other current assets	65,551	36,481

Total Current Assets	67,117	37,393

Property and equipment, net	11,026	20,308
Technology license, net	1,521,250	1,521,250
Patent	600,000	600,000

Total Assets	$2,199,393	$2,178,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$421,421	$302,898
Accrued interest	90,842	83,142
Other accrued liabilities	442,344	175,693
Notes payable, net	1,785,382	1,401,925
Series A convertible debentures	—	140,000
Deferred revenue	50,000	50,000
Capital lease	2,459	4,869

Total Current Liabilities	2,792,448	2,158,527

Capital Lease	—	1,235

Total Liabilities	2,792,448	2,159,762

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 68,309,679 and 66,256,824 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	68,310	66,257
Additional paid-in capital	6,291,513	5,911,136
Notes receivable — restricted common stock	(291,191)	(316,838)
Deficit accumulated during the development stage	(6,661,687)	(5,641,366)

Total Stockholders’ Equity	(593,055)	19,189

Total Liabilities and Stockholders’ Equity	$2,199,393	$2,178,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
General and administrative expenses	$155,019	$288,740	$591,770	$877,567	$2,747,409
Professional fees	32,988	64,657	107,458	257,231	1,156,922
Research and development	—	—	—	101	1,217,847

Operating Loss	188,007	353,397	699,228	1,134,899	5,122,178

Other expense (income):
Interest expense	101,302	253,657	325,446	725,949	1,478,439
Amortization of technology license	—	—	—	—	35,000
Deposit forfeiture	—	—	—	—	(25,000)
Other expense (income)	4,377	(3,431)	(4,353)	(39,938)	(83,278)

	105,679	250,226	321,093	686,011	1,405,161

Net loss	$293,686	$603,623	$1,020,321	$1,820,910	$6,527,339

Basic net loss per common share	**	$0.01	$0.02	$0.03	$0.13

Weighted average common shares outstanding	68,509,679	63,571,205	67,795,732	62,174,488	50,019,713

**	- less than $.01 per share
The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Sept. 30, 2010
Balances at December 31, 2009	66,256,824	$66,257	$5,911,136	$(316,838)	$(5,641,366)
Discounts on Notes Payable			128,054
Issuance of restricted shares to a Director in Feb-10 at $.10 per share	150,000	150	14,850	(15,000)
Conversion of Debentures in Apr-10 at $.08 per share	2,069,375	2,069	163,480
Conversion of Convertible Note in June-10 at $.08 per share	133,480	134	10,545
Interest on Notes Receivable				(12,949)
Expiration of certain Notes Receivable in Aug-10 at $.15 per share	(300,000)	(300)	(44,700)	53,596
Stock-based compensation			108,148
Net loss					(1,020,321)

Balances at September 30, 2010	68,309,679	$68,310	$6,291,513	$(291,191)	$(6,661,687)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2010	2009	2010
Operating Activities
Net loss	$(1,020,321)	$(1,820,910)	$(6,527,339)
Adjustments to reconcile net loss to net cash used by operating activities:
Items that did not use (provide) cash :
Common stock issued for organizational costs	—	—	100
Depreciation	9,282	13,017	57,330
Amortization	—	—	35,000
Interest income	(4,353)	(7,938)	(23,891)
Amortization of discounts (interest expense) and other financing charges	236,681	661,211	1,191,157
Share-based compensation expense	108,148	318,740	727,990
Write-off of technology license	—	—	790,545
Fair value of RAM warrant settlement	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(18,455)	50,957	(33,177)
Technology license	—	—	(132,500)
Accounts payable	118,523	21,230	421,421
Other assets and other liabilities	88,156	91,726	277,756
Accrued liabilities	266,651	81,989	442,344

Net cash used by operating activities	(215,688)	(589,978)	(2,648,237)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)
Acquisition of HFTA technology, net	—	—	—
Expenditures for equipment	—	(20,702)	(54,237)

Net cash used by investing activities	—	(20,702)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	(10,615)	—	(32,373)
Payments on capital lease, including interest	(3,711)	(3,788)	(12,655)
Series A Convertible Debentures, including interest	—	—	1,424,900
Issuance of Note Payable	100,000	—	100,000
Issuance of Convertible Notes Payable	350,000	627,499	1,915,500
Payments on Notes Payable	(219,332)	(89,614)	(546,332)
Sale of common stock	—	—	25,000

Net cash provided by financing activities	216,342	534,097	2,874,040

Net increase (decrease) in cash and cash equivalents	654	(76,583)	1,566
Cash and cash equivalents at beginning of period	912	96,617	—

Cash and cash equivalents at end of period	$1,566	$20,034	$1,566

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont’d (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2010	2009	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$675	$2,925	$10,921

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$—	$14,119

Common stock issued for organizational costs	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$133,596

Common stock issued for Convertible notes converted	$10,678	$36,655	$182,770

Common stock issued for Debentures converted	$165,550	$—	$1,498,887

Common stock and note payable issued for acquistion of Biomass	$—	$—	$1,501,250

Common stock issued for HFTA	$—	$192,513	$693,045

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
For accounting purposes, because the Company had been a public shell company prior to the merger, the merger was treated as an acquisition of the Company and a recapitalization of SRS Energy. As a result, the historical information of the Company prior to the merger is that of SRS Energy. In addition, historical share amounts have been restated to reflect the effect of the merger.
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. The Company is currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).
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
The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. The Company has evaluated subsequent events through November 9, 2010.

Note 2 — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial statements. The guidance for the activity in Level 3 disclosures is effective for fiscal years beginning after December 15, 2010. The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended September 30, 2010.
Note 3 — Mergers/Acquisitions
On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patented technology owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate MSW (the “Biomass Recovery Process”). In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 for this process (the “BRP Patent”).
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2010, it would result in an increase of approximately $160,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.
Note 4 — Patent
The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). As part of the acquisition of the PSC Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized through interest expense. The note had been recorded as short-term debt (notes payable) in the financial statements, net of the discount for the warrant feature. This note was paid in full in September 2010. For the nine months ended September 30, 2010 and 2009, amortization of this discount of approximately $7,000 and $150,000, respectively, has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of this discount of $-0- and approximately $35,000, respectively, has been recorded in interest expense.

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and entered into a related Security Agreement. The Note matures on February 28, 2011, bears interest at 6.0% per annum and is secured by a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance.
Note 5 — Technology Licenses
Biomass North America Licensing, Inc.
We own a license in the United States and Canada to use the Biomass Recovery Process. See Note 3 — Mergers/Acquisitions. We recorded a long-term asset of $1.5 million for the value of this license when we acquired the license on September 15, 2008. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account for the benefit of the Licensor. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above.
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
As disclosed in Note 4 — Patent, the Company acquired the PSC Patent. The Company is now the licensor to Bio-Products for the PSC Patent. Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010 and are currently working to resolve the issues raised by the Company and licensee.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 6 — Debt

	September 30,	December 31,
	2010	2009
Convertible Notes Payable, net of discounts of $0 and $7,137 at September 30, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $0 and $502,000 at September 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	$—	$494,863
Convertible Notes Payable, net of discounts of $66,099 and $187,880 at September 30, 2010 and December 31, 2009, respectively, which are made up of various individual notes with an aggregate face value of $1,703,329 and $898,500 at September 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 6.0%	1,637,230	710,620
CMS Acquisition, LLC Note Payable, net of discount of $8,938 and $-0- at September 30, 2010 and December 31, 2009, respectively, with a face value of $100,000 and $-0- at September 30, 2010 and December 31, 2009, respectively, due on February 28, 2011, interest at 6.0%	91,062	—
Convertible Note Payable, net of discounts of $17,911 and $-0- at September 30, 2010 and December 31, 2009, respectively, which is made up of an individual note with a face value of $75,000 and $-0- at September 30, 2010 and December 31, 2009, respectively, due in one year from date of note, interest at 12.0%	57,089	—
Vertex (formerly WWT) Note Payable, net of discount of $-0- and $6,558 at September 30, 2010 and December 31, 2009, respectively, with a face value of $-0- and $203,000 at September 30, 2010 and December 31, 2009, respectively, interest at 6.0%.	—	196,442
Series A Convertible Debentures, converted April 16, 2010, interest at 6.0%	—	140,000

Total debt	1,785,381	1,541,925
Current maturities	(1,785,381)	(1,541,925)

Long-term portion, less current maturities	$—	$—

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the nine months ended September 30, 2010 and 2009, amortization of approximately $7,000 and $457,000, respectively, for these discounts has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of $-0- and approximately $155,000, respectively, for these discounts has been recorded in interest expense. All outstanding warrants related to this offering have also been re-priced into our second note offering.

During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2010, the Company had raised a total of $1,198,500 of investment proceeds. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,163,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the nine months ended September 30, 2010 and 2009, amortization of approximately $214,000 and $54,000, respectively, for these discounts has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of approximately $59,000 and $40,000, respectively, for these discounts has been recorded in interest expense.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2010, the Company had raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2010, amortization of approximately $6,000 and $7,000, respectively, for these discounts has been recorded in interest expense.
CMS Acquisition, LLC Note Payable
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 28, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the three and nine months ended September 30, 2010, amortization of approximately $2,000 for this discount has been recorded in interest expense.
Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants had been recorded as a contra-balance amount discount with the note and has been fully amortized through interest expense. For the nine months ended September 30, 2010 and 2009, amortization of this discount of approximately $7,000 and $150,000, respectively, has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of this discount of $-0- and approximately $35,000, respectively, has been recorded in interest expense. This note was paid in full in September 2010.

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
Note 7 — Stockholders’ Equity (Deficit)
In August 2010, certain notes receivable from former and current members of our Board of Directors matured. The notes were originally issued in August 2007 to purchase shares of our common stock. Two of the former directors declined to pay these notes or extend the due date. As a result, 300,000 shares of restricted stock, issued at $0.15 per share, were forfeited and cancelled. The two other Directors agreed to extend the due date of their notes to August 2012. As the notes were carried in additional paid-in capital, there was no effect on our financial results for the period from the write-off of these notes.
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

Net Loss per share — The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2010 and 2009, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 43 million and 26 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.
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
In August 2010, certain notes receivable from former and current members of our Board of Directors matured. The notes were originally issued in August 2007 to purchase shares of our common stock. Two of the former directors declined to pay these notes or extend the due date. As a result, 300,000 shares of restricted stock, issued at $0.15 per share, were forfeited and cancelled. The two other Directors agreed to extend the due date of their notes to August 2012.
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. Since December 31, 2008, we incurred less than $100 in legal fees with SSB. As of September 30, 2010, all amounts have been paid to SSB except for approximately $90,000.
The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother is employed by Crane and was involved in the negotiation of coverage and premiums related to policies. For the nine months ended September 30, 2010 and 2009, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.
Beginning in 2009, the Company has provided advances to two employees — Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2010 and December 31, 2009, the aggregate balances of advances totaled approximately $32,000 and $22,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.
Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of September 30, 2010 and December 31, 2009, the aggregate amount due on these investments, including interest, is approximately $605,000 and $518,000, respectively.

Note 9 — Share-based Payments
In January 2010, the Company granted options under the 2007 Stock Option Plan to purchase an aggregate of 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At September 30, 2010, 175,010 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. None of these options were cancelled or expired as of September 30, 2010. As of September 30, 2010, 120,000 of these options were vested.
In August 2010, certain notes receivable from former and current members of our Board of Directors matured. The notes were originally issued in August 2007 to purchase shares of our common stock. Two of the former directors declined to pay these notes or extend the due date. As a result, 300,000 shares of restricted stock, issued at $0.15 per share, were forfeited and cancelled. The two other Directors agreed to extend the due date of their notes to August 2012.
The Company has recorded stock-based compensation expense of approximately $27,000 and $108,000 for the three and nine months ended September 30, 2010, respectively and approximately $89,000 and $319,000 for the three and nine months ended September 30, 2009, respectively, for the issued stock option grants. Related to these grants, the Company will record future compensation expense of approximately $10,000 for the remaining three months of 2010. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $280,000 and $240,000 at September 30, 2010 and December 31, 2009, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of September 30, 2010, there was approximately $36,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.5 years. There are 713,333 options granted that are not yet vested as of September 30, 2010. These options have a weighted average exercise price of $0.18.

		Weighted
	Shares Under	Average	Aggregate
	Option	Exercise Price	intrinsic value
Options outstanding at December 31, 2009	6,815,000	$0.18	(1)

Granted	322,000	0.07
Exercised	—
Forfeited	(1,600,000)	0.26

Options outstanding at September 30, 2010	5,537,000	$0.15	(1)

Options exercisable at September 30, 2010	4,823,667	$0.14	(1)

(1)
The weighted-average exercise price at September 30, 2010 and December 31, 2009 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

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
Note 11 — Subsequent Events
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of November 9, 2010, the Company has received $1,198,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April through September 2010. These promissory notes totaling approximately $497,000 (including approximately $39,000 of accrued interest through November 9, 2010), have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any operating plants to date. We have not earned any revenues to date and expect that our current capital and other existing resources will no longer be sufficient to fund the development of our technologies or our required working capital. We will require substantial additional capital to implement our business plan and we may be unable to immediately obtain the capital required to continue operating.
Recent Developments
Beginning in April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of November 9, 2010, the Company has received $1,198,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first offering of units comprised of a convertible promissory note and warrants, which is now closed, the Company received $642,000 in investment proceeds.
On May 4, 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

In June 2010, we entered into an engagement agreement with Houlihan Smith & Company (now Houlihan Capital, “Houlihan”) whereby Houlihan will assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions.
In July 2010, we entered into an agreement with Fiberight LLC (Fiberight) to install our test vessel (formerly in Kentucky) at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate that our vessel will be installed and operational during the second quarter 2011. Once upgraded and installed, the vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process, which we believe could then be used for on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.
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
On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010 and are currently working to resolve the issues raised by the Company and the licensee.
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
Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts through the acquisition of further technology to clean and separate MSW, and set about to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another operator in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

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
Biomass Feedstock Production
The Company plans to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects.
We have completed construction of a small test vessel in Kentucky. Beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating the biomass we produce from MSW as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate our vessel to be installed and operational during the second quarter 2011. Once upgraded and installed, the vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process, which we believe could then be used for on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.
We are considering the possibility of implementing our technology in Maryville, Missouri. The biomass produced would potentially be supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years and has significant experience in handling biomass feedstocks.
We are also seeking to develop a plant in a major metropolitan area. We are working to develop one or more locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.
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
The further implementation of the licensing of our technology and/or the development of commercial plants described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. While we anticipate that financing for the commercial biomass recovery plant and these other potential projects could also be provided in part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any such financing and there can be no assurance that we will be able to secure any such financing.

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
Bio-Fuel and Bio-Chemical Joint Testing/Research
As soon as we are able to process MSW into biomass through our future biomass recovery plant, our test vessel at Fiberight’s facility in Virginia, and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.
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
To commercialize our technology, we intend to:
•
construct and operate and/or license a commercial plant that: (i) processes MSW into cellulosic biomass for conversion into energy or chemical products and (ii) separates recyclables (metals, plastics, glass) for single-stream recycling;

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

Results of Operations
The following tables set forth the amounts of expenses and changes represented by certain items reflected in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended
	Sept. 30, 2010	Sept. 30, 2009	Change
General and administrative	$155,019	$288,740	$(133,721)
Professional fees	32,988	64,657	(31,669)

Operating loss	188,007	353,397	(165,390)

Other expense (income):
Interest expense	101,302	253,657	(152,355)
Other expense (income)	4,377	(3,431)	7,808

Net loss applicable to common stockholders	$293,686	$603,623	$(309,937)

General and administrative — The decrease in expense in 2010 is due primarily to a reduction in expense of approximately $40,000 in payroll, $60,000 in share-based compensation and $20,000 in marketing expenses.
Professional Fees — The decrease in 2010 is due primarily to a reduction in legal fees of approximately $30,000.
Interest expense — The decrease in 2010 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $160,000. These notes mature in one year and were issued from October 2008 through September 2010 and thus some discounts have been fully expensed.

	Nine months ended
	Sept. 30, 2010	Sept. 30, 2009	Change
General and administrative	$591,770	$877,567	$(285,797)
Professional fees	107,458	257,231	(149,773)
Research and development	—	101	(101)

Operating loss	699,228	1,134,899	(435,671)

Other expense (income):
Interest expense	325,446	725,949	(400,503)
Other income	(4,353)	(39,938)	35,585

Net loss applicable to common stockholders	$1,020,321	$1,820,910	$(800,589)

General and administrative — The decrease in expense in 2010 is due primarily to a reduction in expense of approximately $210,000 in share-based compensation, $45,000 in payroll and $45,000 in marketing expenses.
Professional Fees — The decrease in 2010 is due primarily to a reduction in legal fees of approximately $120,000 and accounting and consulting fees of approximately $30,000.
Interest expense — The decrease in 2010 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $425,000 offset by an increase of approximately $25,000 in interest expense on the convertible notes. These notes mature in one year and were issued from October 2008 through September 2010 and thus some discounts have been fully expensed.
Other income — The other income in 2009 was for a two-month lease and subsequent sale of the HFTA equipment previously purchased.

Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital to continue operations, execute our business plan and commercialize our products. Beginning in September 2008 and as of November 9, 2010, we raised an aggregate of $2,015,500, in separate note issuances from investors in exchange for units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 9, 2010, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. Houlihan will assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.
Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the nine months ended September 30, 2010 and 2009, amortization of approximately $7,000 and $457,000, respectively, for these discounts has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of $-0- and approximately $155,000, respectively, for these discounts has been recorded in interest expense. All outstanding warrants related to this offering have also been re-priced into our second note offering.
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2010, the Company raised a total of $1,198,500 of investment proceeds. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,163,500 face value of notes outstanding. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the nine months ended September 30, 2010 and 2009, amortization of approximately $214,000 and $54,000, respectively, for these discounts has been recorded in interest expense. For the three months ended September 30, 2010 and 2009, amortization of approximately $59,000 and $40,000, respectively, for these discounts has been recorded in interest expense.

During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2010, the Company had raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three and nine months ended September 30, 2010, amortization of approximately $6,000 and $7,000, respectively, for these discounts has been recorded in interest expense.
CMS Acquisition, LLC Note Payable
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 28, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the three and nine months ended September 30, 2010, amortization of approximately $2,000 for this discount has been recorded in interest expense.
Summary of Cash Flow Activity

	Nine months ended September 30,
	2010	2009
Net cash used by operating activities	$(215,688)	$(589,978)
Net cash used by investing activities	—	(20,702)
Net cash provided by financing activities	216,342	534,097
Net cash used by operating activities
During the nine months ended September 30, 2010 and 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for the purchase of a small-scale test vessel.
Net cash provided by financing activities
During the nine months ended September 30, 2010, the decrease in cash provided by financing activities was primarily due to the issuance of $175,000 less in investment notes payable and an increase of approximately $130,000 in note payments compared to the nine months ended September 30, 2009.

Contractual Obligations and Commitments
In the table below, we set forth our obligations as of September 30, 2010. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,890,000	$1,890,000	$—	$—	$—
CMS Acquition Note (2)	106,000	106,000	—	—	—
Capital Lease (3)	2,700	2,700	—	—	—
Operating Lease (4)	5,400	5,400	—	—	—

Total contractual obligations	$2,004,100	$2,004,100	$—	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes matured in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2)	Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due February 28, 2011.

(3)	Represents lease on office furniture.

(4)	Represents lease for office space. The lease is for three years from occupancy date of January 2008.
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
We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 30, 2010. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2010.

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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2010. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
Changes in Internal Control Over Financial Reporting — During the three months ended September 30, 2010, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2010, the Company raised a total of $1,198,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,163,500 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) with a warrant to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The issuance of Common Stock upon conversion of the warrant was exempt from the registration requirements of the Securities Act pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities — Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April through September 2010. These promissory notes totaling approximately $497,000 (including approximately $39,000 of accrued interest through November 9, 2010), have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.
Date: November 11, 2010	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 11, 2010	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.