Form 10-K
period 2010-12-31
CleanTech Biofuels, Inc.
filed 2011-03-29
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 (the last business day of our most recently completed second quarter) — $1,754,914
As of March 22, 2011, the number of shares outstanding of the Company’s common stock was 69,077,151.
DOCUMENTS INCORPORATED BY REFERENCE

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
Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:
•	our ability to raise additional capital on favorable terms,

•	our ability to continue operating and to implement our business plan,

•	the commercial viability of our technologies,

•	our ability to maintain and enforce our exclusive rights to our technologies,

•	the demand for and production costs of various energy products made from our biomass,

•	competition from other alternative energy technologies, and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
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
On March 27, 2007, we entered into an Agreement and Plan of Merger and Reorganization in which we agreed to acquire SRS Energy, Inc., a Delaware corporation, that is the holder of our technology licenses. Pursuant to the merger agreement, SRS Acquisition Sub, our wholly-owned subsidiary, merged into SRS Energy with SRS Energy as the surviving corporation. We consummated the merger on May 31, 2007 resulting in SRS Energy becoming our wholly-owned subsidiary. Effective August 2, 2007, we changed our name to CleanTech Biofuels, Inc.
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
In September 2008, we acquired the exclusive rights, in the United States and Canada, to use the Biomass Recovery System developed by Anthony Noll. We refer to this technology as our Biomass Recovery Process. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In addition, in October 2008, we acquired the patent for the pressurized steam classification (“PSC”) technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Prior to then, Bio-Products was the sublicensor of the PSC technology to us.
Since early 2008, we had been in litigation against Bio-Products regarding our use of the PSC technology as a sublicensee. In March 2009, we entered into a Settlement Agreement with Bio-Products settling all claims. Pursuant to the Settlement Agreement, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We also terminated the License Agreement pursuant to which we were the sublicensee of Bio-Products and have no further obligations thereunder. We continue to be the licensor to Bio-Products under the Master License Agreement and we continue to own the patent for the PSC technology. As a result of the Settlement Agreement, we are now capable of using the Biomass Recovery Process technology to produce any energy product that we desire and are no longer limited to production of fuel grade ethanol in the United States.
We have no operating history as a producer of biomass feedstocks or any energy products and have not constructed any operating plants to date. We have not earned any revenues to date and our current capital and other existing resources are not sufficient to fund the implementation of our business plan or our required working capital. We will require substantial additional capital to implement our business plan and we may be unable to immediately obtain the capital required to continue operating.
Plan of Operation
Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We currently do not have sufficient capital to continue operations. All of our developments/projects require a significant amount of capital that we currently do not have. While we continue to aggressively pursue capital, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any capital in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another operator in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to this capital raise for plant development, the Company is also working towards licensing and/or developing potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).
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
We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate our vessel to be installed and operational during the second quarter 2011. Once upgraded and installed, the vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process, which we believe could then be used for on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.
We are also seeking to develop a plant in a major metropolitan area. We are working to develop one or more locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.
We were considering the possibility of implementing our technology in Maryville, Missouri. In late March 2011, the City of Maryville sent out Requests for Proposal for their transfer station site. At this time, the Company is not in a position to participate in this process. The biomass produced would have potentially been supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years.
In addition to the developments we are currently contemplating, other development opportunities are presented to us and we evaluate those potential developments. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.

The further development of commercial plants and/or implementation of the licensing of our technology described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. While we anticipate that financing for the commercial biomass recovery plant and these other potential projects could also be provided in part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any such financing and there can be no assurance that we will be able to secure any such financing.
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

Industry Overview
There are two types of MSW Disposal:
•	Municipal Solid Waste Landfills (“MSWLFs”) — includes municipal solid waste, commercial waste, industrial waste, construction and demolition debris, and bioreactors.

•	Mass Burn/Incineration Plants
Municipal Solid Waste Landfills
MSWLFs primarily receive household waste and commercial waste. MSWLFs can also receive non-hazardous sludge, industrial solid waste, and construction and demolition debris. All MSWLFs must comply with various federal, state and local laws and regulations.
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
Waste haulers or municipalities pay tipping fees, or gate rates, on a per ton basis to dispose of garbage at a landfill. Gate rates operate in a manner similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently from $8.20 per ton in 1985 to $34.29 in 2004 and continues to increase.
Mass Burn/Incineration Plants
Mass Burn — Mass burn is combusting MSW generally without any pre-processing or separation. The resulting steam is employed for industrial uses or for generating electricity. Mass burn facilities are sized according to the daily amount of solid waste they expect to receive. Most mass burn plants can remove non-combustible steel and iron for recycling before combustion using magnetic separation processes. Other non-ferrous metals can be recovered from the leftover ash.
Waste-to-Energy (WTE) Plants — Current operating WTE plants burn MSW in a controlled environment to create steam or electricity. Through this process the volume of solid waste is reduced by about 90%.
Modular Incinerators — Modular incinerators are small mass burn plants, with a capacity of 15 to 100 tons per day. The boilers for modular incinerators are built in a factory and shipped to the WTE site, rather than being built on the WTE site itself. The advantage of a modular WTE incinerator is flexibility. If more capacity is needed, modular WTE units can be added. These facilities are used primarily by small communities and industrial sites. Costs limit the use of this technology because the return on investment in terms of energy produced over time is much lower than in mass burn plants.
Refuse-Derived Fuel (RDF) Plants — RDF plants process solid waste before it is burned. A typical plant will remove non-combustible items, such as glass, metals and other recyclable materials. The remaining solid waste is then shredded into smaller pieces for burning. RDF plants require significantly more sorting and handling than mass burn, but can recover recyclables and remove some potentially environmentally harmful materials prior to combustion. RDF can be burned in power boilers at factories or even at large housing complexes. Sometimes RDF materials are “densified” (compacted at high pressure) to make fuel pellets. The “pellet fuel” may also include various sludges, by-products of municipal or industrial sewage treatment plants.

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

Government Approvals
The Company is not subject to any government approvals or oversight for its current operations other than normal corporate governance and taxes. Once we begin developing commercial production facilities, however, we will be subject to multiple federal, state and local environmental laws and regulations, such as those described above and for employee health and safety. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.
Our Technology
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
The PSC technology was developed at the University of Alabama, Huntsville and improved by Anthony Noll into the technology we refer to as the Biomass Recovery Process. The process separates curbside MSW into organic and inorganic materials using a patented and proprietary process that involves a unique combination of steam, pressure and agitation. The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave. In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:
•
Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 50 to 60 percent of the incoming MSW and will be suitable for conversion to multiple energy or chemical products.

•
Separated recyclables (steel cans and other ferrous materials, aluminum cans, plastics, and glass), which we expect will represent about 25 percent of the MSW input and are sorted and can be sold to recyclers.

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 25 percent of the MSW input. We will not be able to recover any value in this residual waste. We will be required to deliver this waste to landfills and incur the tipping fees expense.
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
Currently, landfill operators charge a tipping fee to deliver MSW to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility. Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location. Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $15 per ton in some central parts of the country to over $80 per ton in the Northeast and some parts of the Southeast. The availability of tipping fees at favorable rates will be a key component of our business.
Recyclable Byproducts
We anticipate that our Biomass Recovery Process will generate other recyclable byproducts from the processing of MSW, such as aluminum, metals, tin, steel, glass and plastic (typically 20 to 25 percent of the total waste stream). The markets for these recovered products are volatile and subject to rapid and unpredictable market changes making it impossible at this time to provide estimated per ton cost to revenue information.
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
Americans produce more than 250 million tons of MSW annually. About 30 percent of this waste is currently recovered and recycled. We estimate that approximately an additional 50 percent could potentially be recovered. As various waste processing technologies are refined, competition for this future resource will intensify. As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

Intellectual Property Terms
Biomass North America Licensing, Inc.
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
PSC Patent
The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. The Company is now a licensor to Bio-Products for this patent. Bio-Products is the exclusive licensee of the PSC technology (but not the Biomass Recovery Process) and has the right to sublicense the PSC technology to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee effected a transfer of the license in violation of the License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the License Agreement.
Employees
The Company currently has two full-time employees, its Chief Executive Officer, Edward P. Hennessey, Jr. and its Chief Financial Officer, Thomas Jennewein.
Access to SEC Filings
Interested readers can access, free of charge, all of our filings with the SEC and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the About Us/Investor Relations/SEC Filings section of our website at www.cleantechbiofuels.net as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We will also provide a copy of these documents, free of charge, to any stockholder upon written request addressed to: CleanTech Biofuels, Inc., 7386 Pershing Ave, University City, MO 63130.

ITEM 1A.	Risk Factors
You should carefully consider the following risk factors and other information contained in this annual report on Form 10-K when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business
We need to obtain significant additional capital to fund our current operations and complete the implementation of our business plan, and the failure to secure additional capital will prevent us from commercializing our technology and executing our plan of operation.
We do not currently have enough cash to fund our operations. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. In addition, in order to fund the development of our business plan, we will be required to:
•	obtain additional debt or equity financing,

•	secure significant government grants, and/or

•	enter into a strategic alliance with a larger energy or chemical company to provide funding.
The amount of funding needed to complete the development of our business plan will be very substantial and may be in excess of the amount of capital we are able to raise. In addition, we have not identified the sources for the additional financing that we will require, and we do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, acceptance of our business plan, the quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products could be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.
We have no operating experience and may not be able to implement our business plan.
As an early stage company, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we test and refine information from a commercial plant for biomass production and/or develop or license an operating facility. As a result, we will sustain losses without corresponding revenues, which will result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.
In addition, we currently have only two full-time employees, our Chief Executive Officer and Chief Financial Officer, each of whom spend at least 40 hours a week on our business. Collectively, they have less experience in operating an alternative energy company compared to many of our competitors. Moreover, given our newness and the rapid changes in the industry, we face challenges in planning and forecasting accurately. Our lack of expertise and resources may have a negative impact on our ability to implement our strategic plans, which may result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.
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
Our success depends substantially on our ability to use our owned and/or licensed technologies and to keep our licenses in full force, and for us and our technology licensor to maintain our patents, maintain trade secrecy and not infringe the proprietary rights of third parties. We cannot be sure that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or license patent protection for our process or products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our process or products infringe patents or other proprietary rights held by them.
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
We currently have only two full-time employees, our Chief Executive Officer and Chief Financial Officer. As a result, part of our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.
We incur significant costs as a result of being a public company.
As an operating public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities have become more time-consuming. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as a result of becoming an operating public company, we are required to have independent directors, create board committees and approve and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring significant additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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
Our senior management’s limited experience managing a publicly traded company diverts management’s attention from operations and could harm our business.
Our management team has limited experience managing a publicly traded company and complying with federal securities laws, including compliance with disclosure requirements on a timely basis. Our management is required to design and implement appropriate programs and policies in response to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.
Risks Related to our Industry
As a new small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.
The alternative energy and waste hauling/landfill industries in the United States are highly competitive and continually evolving as participants strive to distinguish themselves. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. If we are not successful, we will not be able to compete within these industries. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop and exploit new technologies. Our inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.
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
Energy policy in the United States is evolving rapidly. Within the last decade, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations. We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.
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
In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at any future production facility. Present and future environmental laws and regulations applicable to MSW processing and energy production, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.
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
Our common stock trades on the OTCQB. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:
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
If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2010, we had 68,309,679 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 33 million shares of our common stock, 4,000,000 shares of our common stock in escrow to be released upon future conditions and requirements and warrants, immediately exercisable and representing the right to purchase 2,300,000 shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.
Potential issuance of additional common and preferred stock could dilute existing stockholders.
We are authorized to issue up to 240,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are also authorized to issue up to ten million shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:
•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding a surplus of funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.
Additionally, some of our convertible securities and warrants to purchase common stock have anti-dilution protection. This means that if we issue securities for a price less than the price at which these securities are convertible or exercisable for shares of common stock, the securities will become eligible to acquire more shares of common stock at a lower price, which will dilute the ownership of our common stockholders.

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

ITEM 1B.	Unresolved Staff Comments
Not applicable.

ITEM 2.	Properties
We currently occupy 1,800 square feet of office space in St. Louis, Missouri. The lease has expired and we are in the process of renewing the lease while we continue to occupy the space. The monthly lease payment is $1,800, plus utilities. We took possession of the leased space in January, 2008.

ITEM 3.	Legal Proceedings
None.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was originally listed on the Pink Sheets under the symbol “CLTH.PK.” On March 13, 2008 we became listed on the OTCBB under “CLTH.” The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as quoted on the OTCBB or Pink Sheets, as appropriate (in February 2011, the market-makers in our common stock have completed their migration off of FINRA’s BB (Bulletin Board) to OTC Markets Group. As a result, the Company is categorized and quotes can currently be found under the OTCQB tier):

	Price Range of
	Common Stock (1)
Fiscal Year	High	Low
Year Ended December 31, 2008
First Quarter	$1.50	$0.55
Second Quarter	$1.32	$0.80
Third Quarter	$1.20	$0.21
Fourth Quarter	$0.75	$0.07

Year Ended December 31, 2009
First Quarter	$0.28	$0.02
Second Quarter	$0.45	$0.05
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.16	$0.06

Year Ended December 31, 2010
First Quarter	$0.15	$0.05
Second Quarter	$0.14	$0.04
Third Quarter	$0.08	$0.01
Fourth Quarter	$0.06	$0.03

(1)	all periods presented are adjusted for the 100 to 1 reverse stock split that occurred on February 21, 2007
On March 22, 2011, the closing price of our common stock, as quoted on the OTCQB, was $0.07 per share. As of March 22, 2011, we had approximately 130 stockholders of record.
In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors on April 16, 2007 and approved by the SRS Energy shareholders on April 16, 2007.
Equity Compensation Plan Information

		Weighted-Avg	Number of Securities Remaining
	Number of securities to be	Exercise Price of	Available for Future Issuance
	issued upon Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities reflected in
Plan Category	Warrants and Rights	and Rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2007 Stock Option Plan	7,717,000	$0.12	6,283,000

Equity compensation plans not approved by security holders	—	—	—

Totals	7,717,000		6,283,000

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

Recent Sales of Unregistered Securities —
During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant (this offering closed in September 2010). The Company raised a total of $1,198,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Two notes have been converted leaving $1,163,500 face value of notes outstanding as of December 31, 2010. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company had raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 28, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The Company and CMS Acquisition, LLC entered into an amendment in February 2011 that extended the due date of the note to May 15, 2011 for payment of $25,000 towards the accrued interest to date and principal of the note. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The issuance of Common Stock upon conversion of warrants was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
During November 2010, the Company commenced a third offering of units comprised of a convertible promissory note and a warrant. As of March 22, 2011, the Company raised a total of $141,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.06 per share at the holder’s option. Two notes have been converted leaving $95,000 face value of notes outstanding as of February 28, 2011. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

ITEM 6.	Selected Financial Data
Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Plan of Operation
Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We currently do not have sufficient capital to continue operations. All of our developments/projects require a significant amount of capital that we currently do not have. While we continue to aggressively pursue capital, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any capital in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.
Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another operator in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to this capital raise for plant development, the Company is also working towards licensing and/or developing potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).
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
We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass. We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We anticipate our vessel to be installed and operational during the second quarter 2011. Once upgraded and installed, the vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process, which we believe could then be used for on-site cellulosic biomass feedstock production for alternative energy producers. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

We are also seeking to develop a plant in a major metropolitan area. We are working to develop one or more locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.
We were considering the possibility of implementing our technology in Maryville, Missouri. In late March 2011, the City of Maryville sent out Requests for Proposal for their transfer station site. At this time, the Company is not in a position to participate in this process. The biomass produced would have potentially been supplied to Northwest Missouri State University for research purposes in advanced biofuel technologies and to supply steam for the University. The University has used biomass to produce steam for more than twenty years.
In addition to the developments we are currently contemplating, other development opportunities are presented to us and we evaluate those potential developments. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.
The further development of commercial plants and/or implementation of the licensing of our technology described above will require significant additional capital, which we currently do not have. We cannot provide any assurance that we will be able to raise this additional capital. While we anticipate that financing for the commercial biomass recovery plant and these other potential projects could also be provided in part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any such financing and there can be no assurance that we will be able to secure any such financing.
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
As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance. In order to finance our business beyond this stage, we will be required to raise additional capital. Management plans to secure additional funds through through future sales of the Company’s Common Stock, government grants, project financings, preferred stock or debentures, until such time as the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.
Results of Operations
We experienced the following changes in our operations:
Year ended December 31, 2010 compared to the year ended December 31, 2009

	Years ended December 31,
	2010	2009	Change	% Change
Costs and expenses:
General and administrative	$691,428	$1,087,889	$(396,461)	-36%
Professional fees	91,227	290,023	(198,796)	-69%
Research and development	—	693,146	(693,146)	-100%

	782,655	2,071,058	(1,288,403)

Other expense (income):
Interest	407,197	906,535	(499,338)	-55%
Other income	—	(32,000)	32,000	N/M
Interest income	(8,219)	(11,771)	3,552	-30%

Net loss applicable to common stockholders	$1,181,633	$2,933,822	$(1,752,189)	-60%

Costs and expenses:
General and administrative — The decrease in 2010 is due primarily to a decrease in salaries and share-based compensation of approximately $330,000 and a decrease of approximately $70,000 in marketing expenses.
Professional Fees — The decrease in 2010 is due to reductions in legal and consulting fees of approximately $132,000 and $65,000, respectively.
Research and Development — The expense in 2009 is entirely related to the write-off of our license asset related to the HFTA technology as we elected to terminate the license agreement during the fourth quarter of 2009. As we shifted our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report, we have had no R&D expense in 2010.
Other expense (income):
Interest expense — The decrease in 2010 is due primarily to decreased amortization of approximately $500,000 of discounts related to various notes as the majority of these discounts became fully amortized during 2010.
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
Professional Fees — The decrease in 2009 is due to a reduction in legal fees of approximately $182,000 offset by an increase in consulting fees of approximately $40,000.
Research and Development — The expense in 2009 is entirely related to the write-off of our license asset related to the HFTA technology as we elected to terminate the license agreement during the fourth quarter of 2009. As we shifted our plan of operation from a fully-integrated producer of cellulosic ethanol to the commercialization of our technology for cleaning and separating MSW into its component parts as described earlier in this report, we have had minimal other R&D expense in 2009 as compared to 2008.
Other expense (income):
Interest expense — The increase in 2009 is due primarily to increased amortization of approximately $675,000 of discounts related to various notes and increased interest of approximately $50,000 on those notes.
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
Liquidity and Capital Resources
As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 22, 2011, we raised an aggregate of $2,156,500, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 22, 2011, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have retained Houlihan Capital to assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.
Debt
Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of Common Stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. All outstanding warrants related to this offering have also been re-priced into our second note offering. For the years ended December 31, 2010 and 2009, amortization of approximately $7,000 and $524,000, respectively, for these discounts has been recorded in interest expense.

During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company raised a total of $1,198,500 of investment proceeds. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,163,500 face value of notes outstanding ($1,703,329 after adding the notes converted from our first offering as disclosed previously). Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the years ended December 31, 2010 and 2009, amortization of approximately $253,000 and $113,000, respectively for these discounts, has been recorded in interest expense.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company had raised a total of $75,000 of investment proceeds. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2010, amortization of approximately $14,000 for these discounts has been recorded in interest expense.
During November 2010, the Company commenced a third offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company raised a total of $35,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.06 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements.
CMS Acquisition, LLC Note Payable
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 28, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The Company and CMS Acquisition, LLC entered into an amendment in February 2011 that extended the due date of the note to May 15, 2011 for payment of $25,000 towards the accrued interest to date and principal of the note. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the year ended December 31, 2010, amortization of approximately $7,000 for this discount has been recorded in interest expense.

Vertex (formerly WWT) Note Payable
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “PSC Patent”) pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The PSC Patent is the basis for the pressurized steam classification technology that cleans and separates municipal solid waste into its component parts, which the Company had licensed from Bio-Products International, Inc. Pursuant to the Agreement, the Company issued to WWT a note in the amount of $450,000 (interest at 6% per annum and a security interest in the PSC Patent) and a warrant to purchase 900,000 shares of Common Stock at a price of $0.45 per share and warrants to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants had been recorded as a contra-balance amount discount with the note and has been fully amortized through interest expense. For the years ended December 31, 2010 and 2009, amortization of approximately $7,000 and $178,000 for this discount has been recorded in interest expense. This note was paid in full in September 2010.
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
Summary of Cash Flow Activity

	For the Years Ended December 31,
	2010	2009	2008
Net cash used by operating activities	$(245,033)	$(715,264)	$(866,285)
Net cash used by investing activities	—	(20,702)	(200,180)
Net cash provided by financing activities	250,094	640,261	1,042,726
Net cash used by operating activities
During 2010 and 2009, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.
Net cash used by investing activities
During 2009, cash used by investing activities was for capital expenditures. During 2008, cash used by investing activities was for the acquisition of a patent, the merger of Biomass North America Licensing, Inc. and capital expenditures.

Net cash provided by financing activities
During 2010, cash provided by financing activities was from the continued issuance of our Convertible Notes for $485,000 offset by payments against other Notes Payable. During 2009, cash provided by financing activities was from the continued issuance of our Convertible Notes for $958,500 offset by payments against other Notes Payable. During 2008, cash provided by financing activities was primarily from the issuance of our Convertible Notes for $607,000 and the remaining portion of the Series A Convertible Debentures plus interest of $474,900.
Contractual Obligations and Commitments
In the table below, we set forth our obligations as of December 31, 2010. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
		Less than 1			More than 5
	Total	year	1 to 3 years	4 to 5 years	years
Convertible Notes (1)	$1,927,000	$1,927,000	$—	$—	$—
CMS Acquition Note (2)	106,000	106,000	—	—	—
Capital Lease (3)	2,500	2,500	—	—	—
Operating Lease (4)	—		—	—	—

Total contractual obligations	$2,035,500	$2,035,500	$—	$—	$—

(1)
Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes matured in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2)	Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due May 15, 2011.

(3)	Represents lease on office furniture.

(4)	The lease for our office space expired December 2010 and is currently being negoiated while we occupy the space.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which we have:
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets; or

•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

Critical Accounting Estimates
Long-Lived Assets — Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.1 million as of December 31, 2010. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service. In the fourth quarter of 2008, we determined that we are no longer going to use the Brelsford technology for which an asset was previous capitalized and partially amortized. At December 31, 2008, the net remaining asset of $97,500 was written-off through our research and development expense for the year ended December 31, 2008. In the fourth quarter of 2009, we determined that we are no longer going to use the HFTA technology for which an asset was previous capitalized. The net remaining asset of $693,000 was written-off through our research and development expense for the year ended December 31, 2009.

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
Stock-Based Compensation — We account for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. We compensate certain employees, officers, directors and consultants with share-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility.
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
Fair Value Measurement — We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the year ended December 31, 2010 and 2009, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.
Contingent Liabilities — We are, from time to time, subject to litigation to our business. Assessments regarding the ultimate cost of lawsuits require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We regularly review the valuation of these liabilities and account for changes in circumstances for ongoing and emerging issues. The Company intends to defend itself vigorously in all litigation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2010, all of our debt instruments (Notes Payable and Capital Lease) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.	Financial Statements and Supplemental Data
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri
We have audited the accompanying balance sheet of CleanTech Biofuels, Inc. as of December 31, 2010 and the related Statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the year ended December 31, 2010. CleanTech Biofuels Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and recent inability to secure additional capital to implement its business plan raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
MILHOUSE & NEAL, LLP
Certified Public Accountants
March 22, 2011

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri
We have audited the accompanying balance sheet of CleanTech Biofuels, Inc. as of December 31, 2009 and the related Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows for the year ended December 31, 2009. CleanTech Biofuels, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
MILHOUSE & NEAL, LLP
Certified Public Accountants

March 15, 2011

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri
We have audited the accompanying Statements of Operations, Changes in Stockholder’s Equity and Cash Flows for the year ended December 31, 2008. CleanTech Biofuels, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CleanTech Biofuels, Inc. for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
MILHOUSE & NEAL, LLP
Certified Public Accountants

March 15, 2011

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,973	$912
Prepaids and other current assets	39,905	36,481

	45,878	37,393

Property and equipment, net	9,777	20,308

Non-Current Assets:
Technology licenses, net	1,521,250	1,521,250
Patents	600,000	600,000

Total Assets	$2,176,905	$2,178,951

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$392,950	$302,898
Accrued interest	121,260	83,142
Accrued professional fees and other	487,835	175,693
Notes payable, net	1,871,669	1,401,925
Series A convertible debentures	—	140,000
Deferred revenue	50,000	50,000
Capital lease	1,211	4,869

Total Current Liabilities	2,924,925	2,158,527

Capital Lease	—	1,235

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 240,000,000 authorized shares; 68,309,679 and 66,256,824 shares issued and outstanding at December 31, 2010 and 2009, respectively	68,310	66,257
Additional paid-in capital	6,301,726	5,911,136
Notes receivable — restricted common stock	(295,057)	(316,838)
Deficit accumulated during the development stage	(6,822,999)	(5,641,366)

Total Stockholders’ Equity (Deficit)	(748,020)	19,189

Total Liabilities and Stockholders’ Equity (Deficit)	$2,176,905	$2,178,951

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2010	2009	2008	2010
Costs and expenses:
General and administrative	$691,428	$1,087,889	$568,115	$2,847,067
Professional fees	91,227	290,023	430,798	1,140,691
Research and development	—	693,146	392,471	1,217,847

	782,655	2,071,058	1,391,384	5,205,605

Other expense (income):
Interest	407,197	906,535	179,690	1,560,190
Amortization of technology license	—	—	15,000	35,000
Deposit forfeiture	—	—	—	(25,000)
Other income	—	(32,000)	—	(32,000)
Interest income	(8,219)	(11,771)	(13,749)	(55,144)

	398,978	862,764	180,941	1,483,046

Income tax benefit	—	—	—	—

Net loss	$1,181,633	$2,933,822	$1,572,325	$6,688,651

Basic and diluted net loss per common share	$0.02	$0.05	$0.03	$0.13

Weighted average common shares outstanding	67,924,219	63,069,675	56,857,870	50,727,711

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

				Notes Rec -
			Additional	restricted	July 14, 2004
	Common Stock		Paid-in	common	(inception) to
	Shares	Amount	Capital	stock	Dec 31, 2010
Balances at December 31, 2007	49,343,680	49,344	364,260	(90,000)	(1,135,219)
Conversion of promissory notes in March and April 2008 at $.15 per share	8,888,911	8,889	1,324,448
Shares released from escrow to HFTA in Sep-08 at $.52/share	962,562	962	499,570
Shares issued in accordance with Biomass North America Licensing, Inc. merger in Sep-08 at $.75/share	1,895,000	1,895	1,419,355
Discounts on Notes Payable			783,853
Issuance of restricted shares to Employees in Dec-08 at $.36 per share	180,000	180	64,620	(64,800)
Interest on Notes Receivable				(7,767)
Stock-based compensation			218,992
Net loss					(1,572,325)

Balances at December 31, 2008	61,270,153	61,270	4,675,098	(162,567)	(2,707,544)
Conversions of convertible notes in 2009 at $.25 per share	466,268	466	116,102
Conversions of convertible notes in 2009 at $.08 per share	687,500	688	35,967
Discounts on Notes Payable			391,069
Issuances of shares in August 2009 at $.13 per share for Net Issuance Elections for warrants	357,778	358	(358)
Issuance of restricted shares in June and December 2009 at $.12 and $.06 per share, respectively	1,250,000	1,250	111,250	(112,500)
Shares released from escrow to HFTA in Aug-09 at $.10/share	1,925,125	1,925	190,587
Issuance of restricted shares to Directors in Sep-09 at $.10 per share	300,000	300	29,700	(30,000)
Interest on Notes Receivable				(11,771)
Stock-based compensation			361,721
Net loss					(2,933,822)

Balances at December 31, 2009	66,256,824	66,257	5,911,136	(316,838)	(5,641,366)
Discounts on Notes Payable			128,054
Issuance of restricted shares to a Director in Feb-10 at $.10 per share	150,000	150	14,850	(15,000)
Conversion of Debentures in Apr-10 at $.08 per share	2,069,375	2,069	163,480
Conversion of Convertible Note in June-10 at $.08 per share	133,480	134	10,545
Interest on Notes Receivable				(16,815)
Expiration of certain Notes Receivable in Aug-10 at $.15 per share	(300,000)	(300)	(44,700)	53,596
Stock-based compensation			118,361
Net loss					(1,181,633)

Balances at December 31, 2010	68,309,679	$68,310	$6,301,726	$(295,057)	$(6,822,999)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2010	2009	2008	2010
Operating Activities
Net loss applicable to common stockholders	$(1,181,633)	$(2,933,822)	$(1,572,325)	$(6,688,651)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	—	—	—	100
Depreciation	10,531	19,220	28,572	58,579
Amortization	—	—	15,000	35,000
Interest income	(8,219)	(11,771)	(7,767)	(27,757)
Amortization of discounts (interest expense) and other financing charges	287,968	815,526	138,952	1,242,444
Share-based compensation expense	118,361	361,721	218,992	738,203
Write-off of technology license	—	693,045	97,500	790,545
Fair value of RAM warrant settlement	—	—	—	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	7,191	53,440	3,681	(7,531)
Technology license	—	—	—	(132,500)
Accounts payable	90,052	63,973	146,937	392,950
Other assets and other liabilities	118,574	113,961	34,523	308,174
Accrued liabilities	312,142	109,443	29,650	487,835

Net cash used by operating activities	(245,033)	(715,264)	(866,285)	(2,677,582)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	—	—	(150,000)	(150,000)
Merger of Biomass North America Licensing, Inc., net	—	—	(20,000)	(20,000)
Acquisition of HFTA technology, net	—	—	—	—
Expenditures for equipment	—	(20,702)	(30,180)	(54,237)

Net cash used by investing activities	—	(20,702)	(200,180)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances — related parties	(10,615)	(21,576)	—	(32,373)
Payments on capital lease, including interest	(4,959)	(5,049)	(3,787)	(13,903)
Series A Convertible Debentures, including interest	—	—	474,900	1,424,900
Issuance of Note Payable	100,000	—	—	100,000
Issuance of Convertible Notes Payable	385,000	958,500	607,000	1,950,500
Payments on Note Payable	(219,332)	(291,614)	(35,387)	(546,332)
Sale of common stock	—	—	—	25,000

Net cash provided by financing activities	250,094	640,261	1,042,726	2,907,792

Net increase (decrease) in cash and cash equivalents	5,061	(95,705)	(23,739)	5,973
Cash and cash equivalents at beginning of period	912	96,617	120,356	—

Cash and cash equivalents at end of period	$5,973	$912	$96,617	$5,973

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont’d

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2010	2009	2008	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$721	$3,036	$1,174	$10,967

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$—	$—	$—	$450,000

Capital lease related to the purchase of equipment	$—	$—	$14,119	$14,119

Common stock issued for organizational costs	$—	$—	$—	$100

Common stock issued for promissory notes	$—	$—	$—	$133,596

Common stock issued for Debentures converted	$165,550	$—	$1,333,337	$1,498,887

Common stock issued for convertible notes converted	$10,678	$153,009	$—	$182,770

Common stock and note payable issued for acquistion of Biomass	$—	$—	$1,501,250	$1,501,250

Common stock issued for HFTA	$—	$192,513	$500,532	$693,045

The accompanying notes are an integral part of these financial statements

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
The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. The Company is currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum).
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
As previously disclosed in our Forms 8-K and 8-K/A filed in October 2010 and January 2011, respectively, the Company’s financial statements for the years ended December 31, 2008 and 2009 required re-audits due to our previous independent registered public accounting firm having its registration with the Public Company Accounting Oversight Board revoked in December 2010. Included in this report are our financial statements for the years ended December 31, 2008 and 2009 with no adjustments from those previously issued.
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
Consolidation — The financial statements include the accounts of Cleantech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc. and CTB Licensing, LLC. All significant intercompany transactions and balances are eliminated in consolidation.
Research and Development Costs — Research and development expenditures (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs), including payments to collaborative research partners are expensed as incurred.
Impairment of Long-Lived Assets — The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable primarily through reviewing changes in business plans and use of such assets. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess future use or recoverability of such asset. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. Impairment losses of approximately $690,000 and $97,500 were recorded in the years ended December 31, 2009 and 2008, respectively. See further footnote disclosures for details of these impairments.
Intellectual Property — Intellectual property, consisting of our licensed/owned patents and other proprietary technology, are stated at cost and will be amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Amortization of these assets has not yet begun as the assets have not been placed in service as we have not yet commenced operations.
Property, plant and equipment — Newly acquired property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, on the straight-line method for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred.
Income Taxes — The Company accounts for income taxes in accordance with accounting guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between financial statement and tax accounting methods and any available operating loss or tax credit carry forwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.
The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes, effective for periods ending after September 15, 2009) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2007-2010. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.
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
Stock-based compensation — The Company accounts for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants. The Company has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or shares of restricted stock under the Stock Plan. We compensate certain employees, officers, directors and consultants with stock-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility. Our key assumptions are described in further detail in the Share-Based Payments Note to the Consolidated Financial Statements.

Fair Value Measurement — We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
As of and during the year ended December 31, 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.
Contingent Liabilities — We are, from time to time, subject to litigation to our business. Assessments regarding the ultimate cost of lawsuits require judgments concerning matters such as the anticipated outcome of negotiations, the number and cost of pending and future claims, and the impact of evidentiary requirements. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. We regularly review the valuation of these liabilities and account for changes in circumstances for ongoing and emerging issues. The Company intends to defend itself vigorously in all litigation. The Company is not currently in any litigation and is not aware of any pending litigation against the Company.
Dividends — We have no material operating history and therefore have had no earnings to distribute to stockholders. We currently intend to retain our earnings, if any, and reinvest them in the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period.
Net Loss per Common Share — The Company calculates basic loss per share (“EPS”) and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2010, 2009 and 2008, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 44 million, 32 million and 21 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.
Recent Accounting Pronouncements — In December 2010, the FASB issued accounting guidance on Business Combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We adopted the authoritative guidance on January 1, 2011.

In December 2010, the FASB issued accounting guidance on Intangibles—Goodwill and Other, which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The authoritative guidance does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test. The authoritative guidance is effective for impairment tests performed for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance on January 1, 2011.
In February 2010, the FASB accounting guidance on Amendments to Certain Recognition and Disclosure Requirements, which amends authoritative guidance on certain implementation issues related to the requirement for entities to perform and disclose subsequent events procedures. The authoritative guidance requires SEC filers to evaluate subsequent events through the date the financial statements are available to be issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The authoritative guidance was effective immediately for financial statements that are issued or available to be issued. We adopted the authoritative guidance as of January 1, 2010, and it did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial statements. The guidance for the activity in Level 3 disclosures is effective for fiscal years beginning after December 15, 2010. The Company had no transfers between Level 1, 2 or 3 inputs during the year ended December 31, 2010.
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
Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of December 31, 2010, it would result in an increase of approximately $160,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 — Property and Equipment
At December 31, our property and equipment consisted of:

	December 31,
	2010	2009
Computers	$7,999	$8,857
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700

	42,498	43,356
Accumulated Depreciation	(32,721)	(23,048)

Total	$9,777	$20,308

For the years ended December 31, 2010 and 2009, we had depreciation expense of $10,531 and $19,220, respectively. In 2009, we sold equipment that was fully depreciated resulting in a gain of $7,000, which is recorded in Other Income on the Statement of Operations for the year ended December 31, 2009.
Note 5 — Patent
On October 22, 2008, the Company completed the purchase of Patent No. 6,306,248 (the “PSC Patent”), pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). The PSC Patent is the basis for the pressurized steam classification technology from which our Biomass Recovery Process was developed. As part of the acquisition of the PSC Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized through interest expense. The note had been recorded as short-term debt (notes payable) in the financial statements, net of the discount for the warrant feature. This note was paid in full in September 2010. For the year ended December 31, 2010 and 2009, amortization of this discount of approximately $7,000 and $178,000, respectively, has been recorded in interest expense.
On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and entered into a related Security Agreement. The Note matures on February 28, 2011 (see Subsequent Event footnote for extension of due date), bears interest at 6.0% per annum and is secured by a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance.

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

As disclosed in Note 5 — Patent, the Company acquired the PSC Patent pursuant to an Agreement with WWT. The Company is now the licensor to Bio-Products for the PSC Patent. Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee effected a transfer of the license in violation of the License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the License Agreement.
All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.
Note 7 — Debt

	December 31,
	2010	2009
Convertible Notes Payable, net of discounts of $-0- and $7,137 at December 31, 2010 and 2009, respectively, which are made up of various individual notes with an aggregate face value of $-0- and $502,000 at December 31, 2010 and 2009, respectively, interest at 6.0%	$—	$494,863
Convertible Notes Payable, net of discounts of $26,596 and $187,880 at December 31, 2010 and 2009, respectively, which are made up of various individual notes with an aggregate face value of $1,703,329 and $898,500 at December 31, 2010 and 2009, respectively, due in one year from date of note, interest at 6.0%	1,676,733	710,620
Convertible Notes Payable, net of discounts of $-0- and $-0- at December 31, 2010 and 2009, respectively, which are made up of various individual notes with an aggregate face value of $35,000 and $-0- at December 31, 2010 and 2009, respectively, due in one year from date of note, interest at 6.0%	35,000	—
CMS Acquisition, LLC Note Payable, net of discount of $3,492 and $-0- at December 31, 2010 and 2009, respectively, with a face value of $100,000 and $-0- at December 31, 2010 and 2009, respectively, due on February 28, 2011, interest at 6.0%	96,508	—
Convertible Note Payable, net of discounts of $11,573 and $-0- at December 31, 2010 and 2009, respectively, which is made up of an individual note with a face value of $75,000 and $-0- at December 31, 2010 and 2009, respectively, due in one year from date of note, interest at 12.0%	63,427	—
Vertex (formerly WWT) Note Payable, net of discount of $-0- and $6,558 at December 31, 2010 and 2009, respectively, with a face value of $-0- and $203,000, respectively. Repaid September 1, 2010, interest at 6.0%	—	196,442
Series A Convertible Debentures, converted April 16, 2010, interest at 6.0%	—	140,000

Total debt	1,871,668	1,541,925
Current maturities	(1,871,668)	(1,541,925)

Long-term portion, less current maturities	$—	$—

Convertible Notes Payable
During September 2008, the Company commenced an offering of units comprised of a convertible promissory note and a warrant. The Company raised a total of $642,000 of investment proceeds through March 31, 2009 and this offering is closed. As of March 31, 2010, all of these notes have either been converted to shares of our common stock or re-priced to our second convertible note offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of re-pricing). Each convertible promissory note carried a one-year term and a 6% interest rate. In addition, each note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.25 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock equal to the principal amount of the promissory note at a price of $0.45 per share. These promissory notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and are fully expensed as of March 31, 2010. For the years ended December 31, 2010 and 2009, amortization of approximately $7,000 and $524,000, respectively, for this discount has been recorded in interest expense. All outstanding warrants related to this offering have also been re-priced into our second note offering.
During April 2009, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company had raised a total of $1,198,500 of investment proceeds and this offering is now closed. One note was converted during the second quarter of 2009 and one note was converted during the second quarter 2010 leaving $1,163,500 face value of notes outstanding ($1,703,329 after adding the notes from our first offering previously disclosed). Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the years ended December 31, 2010 and 2009, amortization of approximately $253,000 and $113,000, respectively, for this discount has been recorded in interest expense. These notes began maturing in April 2010. The notes that have matured, have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company had raised a total of $75,000 of investment proceeds and is closed. Each convertible promissory note carries a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. The promissory note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the year ended December 31, 2010, amortization of approximately $14,000 for this discount has been recorded in interest expense.
During November 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2010, the Company had raised a total of $35,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.06 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements and carry no discounts. See the Subsequent Event footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable
In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 28, 2011 (see the Subsequent Event footnote for disclosure on extension of the due date) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the year ended December 31, 2010, amortization of approximately $7,000 for this discount has been recorded in interest expense.
Vertex (formerly WWT) Note Payable
As disclosed previously, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. This note was paid in full in September 2010. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense over the life of the note. For the years ended December 31, 2010 and 2009, amortization of approximately $7,000 and $178,000, respectively, for this discount has been recorded in interest expense
Series A Convertible Debentures
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
Note 8 — Stockholders’ Deficit
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
The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. For the years ended December 31, 2010, 2009 and 2008, we incurred $-0-, $10 and $181,000, respectively, in legal fees with SSB. As of December 31, 2010, all amounts have been paid to SSB except for approximately $90,000.
The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother was employed by Crane through 2010 and was involved in the negotiation of coverage and premiums related to policies. For the years ended December 31, 2010 and 2009, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.
Beginning in 2009, the Company has provided advances to two employees — Ed Hennessey and Mike Kime (Mr. Kime resigned from his positions with the Company effective June 21, 2010). As of December 31, 2010 and 2009, the aggregate balances of advances totaled approximately $20,000 and $22,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.
Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of December 31, 2010 and December 31, 2009, the aggregate amount due on these investments, including interest, is approximately $613,000 and $518,000, respectively.
Note 10 — Share-based Payments
The Company recognizes share-based compensation expense for all share-based payment awards including stock options and restricted stock issued to employees, directors and consultants and is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company has no awards with market or performance conditions.
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

	For the years ended December 31,
	2010	2009	2008
Risk-free interest rate	1.76%-2.58%	2.44%	1.57%
Dividend yield	0%	0%	0%
Volatility	24.3%-28.9	29.58%	36.91%
Expected term (years)	5.0	5.0	4.8
Weighted-average Fair Value	$.02-$.03	$0.03	$0.12
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

	For the Year Ended December 31,
	2010	2009	2008
Pre-tax compensation expense:
Stock options	$118,361	$361,721	$218,992
Warrants	—	—	—

Total expense	118,361	361,721	218,992
Tax benefit, net	—	—	—

After-tax compensation expense	$118,361	$361,721	$218,992

Related to all grants, the Company will record future compensation expense for stock options of approximately $25,000 for 2011. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $287,000 at December 31, 2010. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.
As of December 31, 2010, there was approximately $25,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 1.3 years. There are 613,333 options granted that are not yet vested as of December 31, 2010. These options have a weighted average exercise price of $0.20.

A summary of the Company’s stock option activity and related information as of and for the three years ended December 31, 2010, is set forth in the following table:

		Weighted	Aggregate
	Shares Under	Average	intrinsic
	Option	Exercise Price	value
Options outstanding at December 31, 2007	4,010,000	$0.15	(1)

Granted	2,500,000	0.26
Exercised	—
Forfeited	—

Options outstanding at December 31, 2008	6,510,000	$0.19	(1)

Granted	305,000	0.10
Exercised	—
Forfeited	—

Options outstanding at December 31, 2009	6,815,000	$0.19	(1)

Granted	322,000	0.07
Exercised	—
Forfeited	(1,600,000)	0.26

Options outstanding at December 31, 2010	5,537,000	$0.16	(1)

Options exercisable at December 31, 2010	4,923,667	$0.14	(1)

(1)
The weighted-average exercise price at December 31, 2010, 2009 and 2008 for all outstanding and exercisable options was greater than the fair value of the Company’s common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company’s issuances of restricted stock for the three years ended December 31, 2010:

		Weighted
	Restricted	Average
	Shares Issued	Exercise Price
Balance as of December 31, 2007	600,000	$0.15

Granted	180,000	0.36
Exercised	—
Forfeited	—

Balance as of December 31, 2008	780,000	$0.20

Granted	1,550,000	0.09
Exercised	—
Forfeited	—

Balance as of December 31, 2009	2,330,000	$0.13

Granted	150,000	0.10
Exercised	—
Forfeited	(300,000)	0.15

Balance as of December 31, 2010	2,180,000	$0.12

Restricted stock vested at December 31, 2010	2,054,991	$0.12

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
The Company incurred no income taxes for the years ended December 31, 2010, 2009 and 2008. The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2010, 2009 and 2008 is approximately $460,000, $1,086,000 and $585,000, respectively. These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2010, net operating loss carryforwards of approximately $18,000, $182,000 $630,000, $928,000 and $74,000 are available to offset future taxable income and expire in 2026, 2027, 2028, 2029 and 2030, respectively. This results in a net deferred tax asset of approximately $730,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.
Temporary differences which give rise to net deferred tax assets at December 31, 2010 and 2009 are:

	At December 31,
	2010	2009
Start-up costs	$580,000	$480,000
Net operating loss carryforward	730,000	701,000
Accrual to cash conversion	801,000	516,000
Share-based compensation related to stock options	287,000	241,000
Other	8,000	8,000

Total	2,406,000	1,946,000
Valuation allowance	(2,406,000)	(1,946,000)

Net deferred tax asset	$—	$—

Note 12 — Commitments and Contingencies
Leases — The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities. We entered into a lease for office furniture in January 2008. The final lease payments are now due and total approximately $3,000. This lease is accounted for as a capital lease for accounting purposes.
Note 13 — Subsequent Events
Beginning in November 2010, the Company commenced a third offering of units comprised of a convertible promissory note and a warrant. As of March 22, 2011, the Company has received $141,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.06 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share. Under the first and second offerings of units comprised of a convertible promissory note and warrants, which are now closed, the Company received $1,840,500 in investment proceeds.
Certain promissory notes in our second offering of units comprised of a convertible promissory note and a warrant (notes convertible at $0.08 per share) came due in April through December 2010. These promissory notes totaling approximately $975,000 (including approximately $85,000 of accrued interest through March 15, 2011), have not yet been repaid, refinanced or converted to shares of our common stock. We plan to work with each noteholder to extend the terms of, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.
The Company issued a promissory note to CMS Acquisition, LLC (“CMS”) that was due to mature on February 28, 2011. On February 11, 2011, the Company and CMS entered into an amendment extending the due date to May 15, 2011 while paying $25,000 towards accrued interest to date and principal on the Note.

Note 14 — Quarterly Financial Data (Unaudited)
The results of operations by quarter were as follows:

	For the quarters ended 2010:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$195,401	$241,350	$155,019	$99,658
Professional fees	41,524	32,946	32,988	(16,231)

	236,925	274,296	188,007	83,427

Other expense (income):
Interest	119,518	104,626	101,302	81,751
Other (income) expense	(4,291)	(4,439)	4,377	(3,866)

Net loss applicable to common stockholders	$352,152	$374,483	$293,686	$161,312

Basic net loss per common share	$0.01	$0.01	**	**

**	- less than $.01 per share

	For the quarters ended 2009:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$243,823	$345,004	$288,740	$210,322
Professional fees	109,413	83,161	64,657	32,792
Research and development	101	—	—	693,045

	353,337	428,165	353,397	936,159

Other expense (income):
Interest	226,127	246,165	253,657	180,586
Other income	(4,667)	(27,333)	—	—
Interest income	(2,241)	(2,266)	(3,431)	(3,833)

Net loss applicable to common stockholders	$572,556	$644,731	$603,623	$1,112,912

Basic net loss per common share	$0.01	$0.01	$0.01	$0.02

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2010. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has not been audited by Milhouse & Neal, LLP, an independent registered public accounting firm, as there was no Securities and Exchange Commission requirement for Cleantech Biofuels, Inc. to obtain this audit as of December 31, 2010.
Changes in Internal Control Over Financial Reporting — During the three months ended December 31, 2010, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm — This annual report does not include an attestation report of our registered public accounting firm as such report is not required due to established rules of the Securities and Exchange Commission for smaller reporting companies.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The Company’s Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three nor more than nine, subject to amendment by the Board of Directors. Currently, the Company has five members of the Board of Directors as detailed below.

The following table sets forth for each director and officer, such director’s or officer’s age, principal occupation for at least the last five years, present position with the Company, the year in which such director or officer was first elected or appointed (each director serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the SEC, and the class of such director.
Class III Director: Terms expiring in 2013

			Service as
Name	Age	Principal Occupation	Director Since
Edward P. Hennessey	52	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007
Class I Directors: Terms expiring in 2011

			Service as
Name	Age	Principal Occupation	Director Since
Paul Simon, Jr.	52	Mr. Simon is a licensed attorney practicing in St. Louis, Missouri and has been a partner in the firm, Sauerwein, Simon, & Blanchard, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his B.S. in Business Administration and St. Louis University School of Law where he received his J.D.	2007

Jose Bared, Sr.	69	Mr. Bared began his career as an engineer and in 1968 founded The Bared Company, a Mechanical and Electrical Engineering and Design company. Mr. Bared was also a member of the founding group that purchased Republic National Bank of Miami in 1971. Mr. Bared served as a director of the bank from 1971 until its sale in 1998. Currently Mr. Bared serves on the Board of Directors of Jackson — United Petroleum, a natural gas producer operating in Kentucky and Pennsylvania. He has served on the Board of Trustees for the University of Miami for the past 30 years. He also has served on the Board of Governors of the Sylvester Cancer Center for the past 15 years and is a life member of the center. Mr. Bared holds a B.S. in Mechanical Engineering from the University of Miami.	2010
Class II Directors: Terms expiring in 2012

			Service as
Name	Age	Principal Occupation	Director Since
Jackson Nickerson, Phd	48	Dr. Nickerson is the Frahm Family Professor of Organization and Strategy at Washington University’s Olin Business School in St. Louis and has been at the university since 1996. He consults with numerous profit and not-for-profit organizations on strategy development. Dr. Nickerson launched and is currently a director of nformd.net, a privately held new media company. He has a B.S. in mechanical engineering from Worcester Polytechnic Institute and an M.S. in mechanical engineering, an M.B.A. and a Ph.D. from the University of California, Berkeley.	2009

David Bransby, Phd	59	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

			Service as
Name	Age	Principal Occupation	Officer Since
Thomas Jennewein	47	Mr. Jennewein is currently the Chief Financial Officer of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005.	2007

Audit Committee
The Audit Committee is currently comprised of Messrs. Nickerson (Chairman) and Bransby, each of whom is “independent” in accordance with the Nasdaq standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Company has determined that Mr. Nickerson is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants and performs other functions or duties provided in the Audit Committee Charter. During the 2010 fiscal year, the Audit Committee held one meeting.
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
Compensation Discussion and Analysis
Two key aspects of the duties and responsibilities of the Board of Directors are the administration of our compensation programs, including our equity incentive program, and the approval of compensation for our executive officers. The Board of Directors has the authority to retain outside counsel and/or such other experts or consultants as it deems necessary to discharge its duties.
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
All of our executive officers have entered into three-year employment agreements with the Company effective as of August 31, 2007 that provide for, among other things, the base salary, if any, of such executive officer’s compensation package. These employment contracts permit us to increase, but not decrease, base salaries within the contract term. The contracts expired on August 31, 2010 and by their terms, automatically renew for additional one-year periods, unless terminated by either the Company or the employee.

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
Base Salary — In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Messrs. Hennessey and Kime and $120,000 for Mr. Jennewein (Mr. Kime resigned from the Company in June 2010). In addition, Mr. Hennessey was paid $56,000 during 2008 under a previous employment agreement. Salaries are currently paid based on cash availability. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.
Bonuses — None of our executive officers were paid a bonus in 2010, 2009, or 2008. We do not currently have any bonus plan for executive officers.
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
Tax and Accounting Implications
Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2010 compensation paid to our executive officers is fully deductible.

Summary Compensation Table
The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer, Principal Financial Officer and General Counsel/Chief Operating Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2010.

			(1) Stock
Name and Principal Position(s)	Year	Salary ($)	Options ($)	Total ($)
Edward P. Hennessey, President and CEO	2008	$68,000	$103,574	$171,574
	2009	109,000	227,182	336,182
	2010	15,500	75,271	90,771
Michael D. Kime, General Counsel and COO (2)	2008	24,000	39,678	63,678
	2009	109,000	76,884	185,884
	2010	13,000	17,027	30,027
Thomas Jennewein, Chief Financial Officer	2008	10,000	36,623	46,623
	2009	92,000	45,880	137,880
	2010	13,500	18,444	31,944

(1)
The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements included in this report. The amounts represent the accounting cost in accordance with U.S. GAAP that the Company recorded in its Statements of Operations in each year.

(2)	Mr. Kime resigned from the Company in June 2010.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2010. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2010, which was $0.04.

	Option Awards							Stock Awards
				Number of						Market
		Number of		Securities				Number		value of
		Securities		Underlying				of Shares		shares or
		Underlying		Unexercised				or Units		units of
		Unexercised		Options (#) -	Option	Option		of Stock		stock that
		Options (#) -		Unexercisable	Exercise	Expiration		that have		have
	Grant Date	Exercisable		(3)	Price ($)	Date		vested (#)		vested
Edward P. Hennessey	8/31/2007	2,250,000	(1)	—	$0.15	8/31/2014				$—
	12/4/2008	800,000	(2)	400,000	$0.15	12/4/2015				$—
	12/4/2008							60,000	(4)	$—
Michael D. Kime (6)	8/31/2007		(1)	800,000	$0.15		(6)			$—
	12/4/2008		(2)	800,000	$0.36		(6)			$—
	12/4/2008							60,000	(4)	$—
Thomas G. Jennewein	8/31/2007	800,000	(1)	—	$0.15	8/31/2014				$—
	12/4/2008	266,667	(2)	133,333	$0.36	12/4/2015				$—
	12/4/2008							60,000	(4)	$—
	7/6/2010	162,000	(5)	—	$0.07	7/6/2017				$—

(1)	This option grant vests in three equal annual installments beginning on August 31, 2008.

(2)	This option grant vests in three equal annual installments beginning on August 31, 2009.

(3)	The options shown in this column are nonvested or forfeited as of December 31, 2010.

(4)	This stock award was granted on December 4, 2008. Each officer issued promissory notes with an exercise price of $0.36.

(5)	This stock award was granted on July 6, 2010 and vested immediately.

(6)	Mr. Kime resigned from the Company in June 2010 and these shares have been forfeited.

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of		Number of			Number of
	Shares	Value	Shares	Value Upon		Shares	Value
	Acquired on	Realized on	Acquired on	Vesting ($)		Acquired on	Realized on
	Exercise (#)	Exercise ($)	Vesting (#)	(1)		Vesting (#)	Vesting ($)
Edward P. Hennessey	—	$—	750,000	$562,500		60,000	$—
	—	$—	750,000	$—	(2)
	—	$—	750,000	$—	(2)
	—	$—	400,000	$—	(2)
	—	$—	400,000	$—	(2)
Thomas G. Jennewein	—	$—	266,667	$200,000		60,000	$—
	—	$—	266,667	$—	(2)
	—	$—	266,666	$—	(2)
	—	$—	133,333	$—	(2)
	—	$—	133,333	$—	(2)
	—	$—	162,000	$—	(2)
Michael D. Kime (3)				$—		60,000	$—

(1)	The values reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.03 to $0.90.

(2)	The price of our common stock on these vesting dates was less than or equal to the exercise price of the options.

(3)	Mr. Kime resigned from the Company in June 2010.
Pension Benefits — None of our Named Executive Officers are covered by a defined benefit pension plan or other similar benefit plan that provides for payments or other benefits.
Nonqualified Deferred Compensation — We do not have any nonqualified deferred compensation plans.
Director Compensation — The Company’s non-employee directors received no salary or compensation as a board or committee member in 2010, 2009, and 2008. Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of company common stock upon beginning as a director of the Company.
Potential Payments Upon Termination or Change-in-Control
Each of the employment agreements with our Named Executive Officers was entered into for an initial term of employment that commenced as of August 31, 2007 and expired on August 31, 2010. By their terms, the employment agreements automatically renew for additional one-year periods, unless terminated by either the Company or the employee.
The employment agreements may be terminated upon: (i) the Company’s dissolution, (ii) the death or permanent disability of the employee, (iii) by the Company upon the employee’s unsatisfactory performance of his duties under the agreement, (iv) ten days’ written notice by the Company upon breach or default of the terms of the agreement by the employee, or (v) by the employee upon 30 days’ written notice to us. The employment agreements also permit the Company to terminate the employee’s employment following an act of misconduct.
If employment is terminated for any of the reasons set forth above, the Named Executive Officers discussed above will only receive their base salary accrued but unpaid as of the date of the termination. If employment is terminated for any reason other than those set forth above and those subsequent to a change in control of the Company, as discussed below, the Officers will receive one year of base salary. Additionally, all of Mr. Hennessey’s shares subject to stock options will vest and one-half of Mr. Jennewein’s shares subject to stock options will vest.
If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date on which he was terminated.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of December 31, 2010 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1)	7,443,275	10.9%
7310 Forsyth Ave., Unit 104 Clayton, MO 63105
SRS Legacy Trust(2)	7,972,214	11.7%
147 N. Meramec, Suite 200 Clayton, MO 63105
RAM Resources, L.L.C.(3)	4,236,089	6.2%
13397 Lakefront Drive Earth City, Missouri 63045

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.

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
SECURITY OWNERSHIP OF MANAGEMENT
Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2010, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership		Class
Edward P. Hennessey, Jr.	10,553,275	(1)	14.8%
Thomas Jennewein	1,048,667	(2)	1.5%
Jackson Nickerson	196,149	(3)	*	%
David Bransby	144,998	(2)	*	%
Jose Bared	124,163	(2)	*	%
Paul Simon	267,935	(3)	*	%
Total owned by All Executive Officers and Directors	12,335,187		17.0%

*	Less than 1%.

(1)
Includes the shares described in footnote 1 to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(2)	Amounts represent the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(3)	Amount includes the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock and shares held individually.
We currently have 14,000,000 shares of our common stock approved under our 2007 Stock Option Plan. See Part II, Item 5 for the table reflecting shares issued and available.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
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
Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees — Ed Hennessey and Mike Kime (who resigned from the Company in June 2010). As of December 31, 2010, the aggregate balance of advances totaled approximately $20,000.
Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and Mr. David Bransby are parties to investments in our Convertible Note offerings — approximately $613,000 in the aggregate, including principal and interest as of December 31, 2010.
We use the Crane Agency Co. as our broker for business and property insurance. Our CEO’s brother was employed at the Crane Agency Co. through the end of 2010 and had been involved in the negotiation of our insurance policies. We expect to purchase additional insurance through the Crane Agency Co. in the future.
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
The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm and/or Larry O’Donnell, CPA (the Company’s former independent registered public accounting firm),:

	For the years ended December 31,
	2010	2009
Audit Fees (1)	$18,900	$8,800
Tax Fees	—	—
Audit-Related Fees	—	—
All Other Fees	—	—

Total Fees	$18,900	$8,800

(1)
Includes annual financial statement audit. For 2010, fees also include re-audits of our 2008 and 2009 Financial Statements. See our Form 8-K filed on October 27, 2010 and our Form 8-K/A filed on January 5, 2011 for further information on the change in the Independent Registered Public Accounting Firm, effective October 27, 2010.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1. Financial Statements:
2. Exhibits:

Exhibit
Number		Description
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

10.8	*	Form of Employee Agreement — Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9	*
Form of Employee Stock Option Agreement — Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

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

Exhibit
Number	Description
10.16
Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).

10.17 *
Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).

10.18
Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

10.19
Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporate herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010).

10.20
Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).

10.21
Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).

10.22
Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).

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

CleanTech Biofuels, Inc. (registrant)
March 29, 2011	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 29, 2011	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2011	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the
Board of Directors and Chief Executive Officer (principal executive officer)

March 29, 2011	/s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer
(principal financial and accounting officer)

March 29, 2011	/s/ Dr. Jackson Nickerson
Jackson Nickerson, Director

March 29, 2011	/s/ Dr. David Bransby
David Bransby, Director

March 29, 2011	/s/ Paul Simon, Jr.
Paul Simon, Jr., Director

March 29, 2011	/s/ Jose Bared, Sr.
Jose Bared, Sr., Director

INDEX TO EXHIBITS

Exhibit
Number		Description
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

10.8	*	Form of Employee Agreement — Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9	*
Form of Employee Stock Option Agreement — Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

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

Exhibit
Number	Description
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

10.17 *
Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).

10.18
Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

10.19
Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporate herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010).

10.20
Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).

10.21
Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).

10.22
Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).

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