Form 10-Q
period 2011-03-31
CleanTech Biofuels, Inc.
filed 2011-05-10
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO _________

Commission file number 333-145939

CLEANTECH BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri	63130
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number): (314) 802-8670

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

As of May 10, 2011, 69,077,151 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

 CLEANTECH BIOFUELS, INC.
 (formerly Alternative Ethanol Technologies, Inc.)
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,641	$5,973
Prepaids and other current assets	33,014	39,905
	73,655	45,878

Property and equipment, net	8,529	9,777

Non-Current Assets:
Technology licenses, net	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,203,434	$2,176,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$399,244	$392,950
Accrued interest	145,240	121,260
Accrued professional fees and other	540,192	487,835
Notes payable, net	1,976,437	1,871,669
Deferred revenue	50,000	50,000
Capital lease	-	1,211
Total Current Liabilities	3,111,113	2,924,925

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
69,077,151 and 68,309,679 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	69,077	68,310
Additional paid-in capital	6,361,400	6,301,726
Notes receivable - restricted common stock	(298,889)	(295,057)
Deficit accumulated during the development stage	(7,039,267)	(6,822,999)
Total Stockholders' Equity (Deficit)	(907,679)	(748,020)
Total Liabilities and Stockholders' Equity (Deficit)	$2,203,434	$2,176,905

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
General and administrative	$117,843	$195,401	$2,964,910
Professional fees	43,264	41,524	1,183,955
Research and development	-	-	1,217,847
Operating Loss	161,107	236,925	5,366,712

Other expense (income):
Interest expense	58,993	119,518	1,619,183
Amortization of technology license	-	-	35,000
Deposit forfeiture	-	-	(25,000)
Other income	-	-	(32,000)
Interest income	(3,832)	(4,291)	(58,976)
	55,161	115,227	1,538,207

Income tax benefit	-	-	-

Net loss applicable to common stockholders	$216,268	$352,152	$6,904,919

Basic and diluted net loss per common share	**	$0.01	$0.13
Weighted average common shares outstanding	68,810,350	66,356,824	51,401,599

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	March 31, 2011
Balances at December 31, 2010	68,309,679	$68,310	$6,301,726	$(295,057)	$(6,822,999)

Conversion of Convertible Note in Jan-11 at $0.06	350,805	350	20,698	-	-
per share
Conversion of Convertible Note in Feb-11 at $0.06	416,667	417	24,583	-	-
per share
Interest on Notes Receivable	-	-	-	(3,832)	-
Stock-based compensation	-	-	14,393	-	-
Net loss	-	-	-	-	(216,268)
Balances at March 31, 2011	69,077,151	$69,077	$6,361,400	$(298,889)	$(7,039,267)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
Operating Activities	2011	2010	2011
Net loss applicable to common stockholders	$(216,268)	$(352,152)	$(6,904,919)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	1,248	6,203	59,827
Amortization	-	-	35,000
Interest income	(3,832)	(4,291)	(31,589)
Amortization of discounts (interest expense) and
other financing charges	27,736	92,658	1,270,180
Share-based compensation expense	14,393	41,457	752,596
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	6,891	8,473	(640)
Technology license	-	-	(132,500)
Accounts payable	6,294	18,535	399,244
Other assets and other liabilities	29,849	26,671	338,023
Accrued liabilities	52,357	75,446	540,192
Net cash used by operating activities	(81,332)	(87,000)	(2,758,914)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	(7,909)	(32,373)
Payments on capital lease, including interest	-	(1,267)	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	141,000	140,000	2,091,500
Payments on Note Payable	(25,000)	(30,000)	(571,332)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	116,000	100,824	3,023,792
Net increase (decrease) in cash and cash equivalents	34,668	13,824	40,641
Cash and cash equivalents at beginning of period	5,973	912	-
Cash and cash equivalents at end of period	$40,641	$14,736	$40,641

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2011	2010	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$197	$255	$10,501

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$46,048	$10,678	$228,818
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011.

Note 2 – Recent Accounting Pronouncements

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

In December 2010, the FASB issued accounting guidance on Intangibles—Goodwill and Other, which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If so, the entity must perform step 2 of the goodwill impairment test. The authoritative guidance does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test. The authoritative guidance is effective for impairment tests performed for fiscal years beginning after December 15, 2010. We adopted the authoritative guidance on January 1, 2011.

Note 3 – Mergers/Acquisitions

On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc. (“Biomass”) pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use patented technology licensed from Biomass North America, LLC, the former parent of Biomass (the “Licensor”), to clean and separate municipal solid waste, also known as MSW (the “Biomass Recovery Process”). In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 for this process (the “BRP Patent”).

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of March 31, 2011, it would result in an increase of approximately $280,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”).  As part of the acquisition of the PSC Patent, we also became the licensor of such technology to Bio-Products International, Inc. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized through interest expense. The note had been recorded as short-term debt (notes payable) in the financial statements, net of the discount for the warrant feature. This note was paid in full in September 2010. For the three months ended March 31, 2011 and 2010, amortization of this discount of $-0- and approximately $7,000, respectively, has been recorded in interest expense. The discount was fully amortized as of March 31, 2010.

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  On February 11, 2011, the Company and CMS entered into an amendment extending the due date to May 15, 2011 while paying $25,000 towards accrued interest to date and principal on the Note.

Note 5 - Technology Licenses

Biomass North America Licensing, Inc.
We own a license in the United States and Canada to use the Biomass Recovery Process (See Note 3 – Mergers/Acquisitions). We recorded a long-term asset of $1.5 million for the value of this license when we acquired the license on September 15, 2008. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process. The Company also deposited an additional 4,000,000 shares of the Company’s Common Stock into an escrow account for the benefit of the Licensor. For accounting purposes, the shares remaining in escrow are not considered issued and outstanding as a project has not started using the Biomass Recovery Process. The shares are not deemed issued or vested until that time as described above.

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

As disclosed in Note 4 - Patent, the Company acquired the PSC Patent. The Company is now the licensor to Bio-Products for the PSC Patent. Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee effected a transfer of the license in violation of the License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the License Agreement.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 6 – Debt

	March 31,	December 31,
	2011	2010
Convertible Notes Payable (2009 Offering), net of discounts of $8,551 and $26,596 at March 31, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $1,647,329 and
$1,703,329 at March 31, 2011 and December 31, 2010, respectively, due in one
year from date of note, interest at 6.0%	$1,638,778	$1,676,733
Convertible Notes Payable (11/10 Offering), net of discounts of $-0- and $-0- at
March 31, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $190,336 and $35,000
March 31, 2011 and December 31, 2010, respectively, due in one year from
date of note, interest at 6.0%	190,336	35,000
CMS Acquisition, LLC Note Payable, net of discount of $-0- and $3,492 at
March 31, 2011 and December 31, 2010, respectively, with a face value of
$77,696 and $100,000 at March 31, 2011 and December 31, 2010, respectively,
due on May 15, 2011, interest at 6.0%	77,696	96,508
Convertible Note Payable (6/10 Offering), net of discounts of $5,373 and $11,573
March 31, 2011 and December 31, 2010, respectively, which is made up of one note with a face value of $75,000 at March 31, 2011 and December 31, 2010,
due in one year from date of note, interest at 12.0%	69,627	63,427
Total debt	1,976,437	1,871,668
Current maturities	(1,976,437)	(1,871,668)
Long-term portion, less current maturities	$-	$-

Convertible Notes Payable

Since September 2008, the Company has conducted four offerings of units comprised of a one-year convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price
2008 Offering	6.0%	$0.25	$0.45
2009 Offering	6.0%	$0.08	$0.30
6/10 Offering	12.0%	$0.08	$0.30
11/10 Offering	6.0%	$0.06	$0.30

Each note may be converted, at the note holder’s option, at any time during the one-year term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above.

2008 Offering - During September 2008, the Company commenced an offering of units and raised a total of $642,000 of investment proceeds through March 31, 2009. This offering is closed. As of March 31, 2010, all of these notes had either been converted to shares of our common stock or exchanged into our 2009 Offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of exchange). These notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and were fully expensed as of March 31, 2010. For the three months ended March 31, 2011 and 2010, amortization of $-0- and approximately $7,000, respectively, for these discounts has been recorded in interest expense.

2009 Offering - During April 2009, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $1,198,500 of investment proceeds and this offering is closed. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2011, we had $1,647,329 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes. These notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2011 and 2010, amortization of approximately $18,000 and $79,000, respectively, for these discounts has been recorded in interest expense.

6/10 Offering - During June 2010, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $75,000 of investment proceeds in one note and this offering is closed. This note has a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. The note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of the note. For the three months ended March 31, 2011 and 2010, amortization of approximately $6,000 and $-0-, respectively, for these discounts has been recorded in interest expense.

11/10 Offering - During November 2010, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $176,000 of investment proceeds. Two notes were converted during the first quarter of 2011. As a result, as of March 31, 2011, we had $190,336 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. These notes have been recorded as short-term debt (notes payable) in the financial statements and carry no discounts. See the Subsequent Events footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2011 pursuant to an amendment on February 11, 2011 whereby the Company paid $25,000 towards accrued interest to date and principal on the note or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the three months ended March 31, 2011 and 2010, amortization of approximately $3,000 and $-0-, respectively, for this discount has been recorded in interest expense.

Vertex (formerly WWT) Note Payable

As disclosed previously, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants had been recorded as a contra-balance amount discount with the note and has been fully amortized through interest expense. For the three months ended March 31, 2011 and 2010, amortization of this discount of $-0- and approximately $7,000, respectively, has been recorded in interest expense. The discount was fully amortized as of March 31, 2010. This note was paid in full in September 2010.

Series A Convertible Debentures

In April 2007, the Company sold $1,400,000 of Series A Convertible Debentures (“Debentures”), due April 16, 2010, that convert into shares of the Company’s Common Stock at $0.15 per share. The Company filed a registration statement with regard to the sale of these shares of Common Stock, which was declared effective by the Securities and Exchange Commission on January 2, 2008. The debentures accrued interest at 6% per annum. The interest is payable in cash or shares of Common Stock at the Company’s option.

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

Note 7 - Stockholders' Equity (Deficit)

In February 2010, the Company issued 150,000 restricted shares of our common stock at $0.10 per share to our newly elected director. The director issued a promissory note to the Company in exchange for the stock purchases similar to the restricted share grants to all other directors. See the Share-Based Payments footnote for further details.

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

In January 2011 and February 2011, the Company issued 350,805 and 416,667 shares of Common Stock ($0.06 per share), respectively, to investors upon their conversion of Convertible Notes.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2011 and 2010, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 48 million and 39 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.

Note 8 - Related Party Transactions

In February 2010, the Company entered into stock purchase agreements with a member of the Board of Directors. The director issued a note to the Company in exchange for the stock purchase. See Share-Based Payments footnote for further discussion. The note and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

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

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel and have incurred less than $100 in legal fees since January 2010. As of March 31, 2011, all amounts have been paid to SSB except for approximately $90,000.

The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother was employed by Crane and involved in the negotiation of coverage and premiums related to policies purchased through December 31, 2010 (when his employment with Crane ended). For the three months ended March 31, 2011 and 2010, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of March 31, 2011 and December 31, 2010, the aggregate balances of advances totaled approximately $20,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of March 31, 2011 and December 31, 2010, the aggregate amount due on these investments, including interest, is approximately $622,000 and $613,000, respectively.

Note 9 – Share-based Payments

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

In January 2010, the Company granted options under the Stock Plan to purchase an aggregate of 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2011, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in February 2012, with an exercise price of $0.07. As of March 31, 2011, none of these options were cancelled or expired and 245,000 of these options were vested.

In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At March 31, 2011, 41,670 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. As of March 31, 2011, none of these options were cancelled or expired and 20,000 of these options were vested.

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

In January 2011, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2011 and August 2012, with an exercise price of $0.05. As of March 31, 2011, none of these options were cancelled or expired and 250,000 of these options were vested.

The Company has recorded stock-based compensation expense of approximately $14,000 and $41,000 for the three months ended March 31, 2011 and 2010, respectively, for the issued stock option grants. Related to these grants, the Company will record future compensation expense of approximately $19,000 for the remaining nine months of 2011. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $293,000 and $287,000 at March 31, 2011 and December 31, 2010, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2011, there was approximately $20,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.5 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2010	5,537,000	$0.16	(1)

Granted	1,000,000	$0.06
Exercised	-
Forfeited	(25,000)	$0.10
Options outstanding at March 31, 2011	6,512,000	$0.14	(1)

Options exercisable at March 31, 2011	5,293,667	$0.14	(1)

Unvested Options at March 31, 2011	1,218,333	$0.12	(1)

 (1) The weighted-average exercise price at March 31, 2011 and December 31, 2010 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2010	2,180,000	$0.12

Granted	-
Exercised	-
Forfeited	-
Balance as of March 31, 2011	2,180,000	$0.12

Restricted stock vested at March 31, 2011	2,096,660	$0.13

Note 10 – Commitments and Contingencies

Leases – The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities.  We entered into a lease for office furniture in January 2008. The final lease payments are now due and total approximately $3,000. This lease is accounted for as a capital lease for accounting purposes.

Note 11 – Subsequent Events

In connection with our 11/10 Offering, which is still open, we have raised a total of $176,000 of investment proceeds as of May 10, 2011.

Certain promissory notes in our 2009 Offering came due in April 2010 through March 2011 totaling approximately $1,650,000 (including approximately $140,000 of accrued interest).  As of May 10, 2011, approximately $1,155,000 has been refinanced to our 11/10 Offering. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

·	our ability to raise additional capital on favorable terms,
·	our ability to continue operating and to implement our business plan;
·	the commercial viability of our technologies,
·	our ability to maintain and enforce our exclusive rights to our technologies,
·	the demand for and production costs of various energy products made from our biomass,
·	competition from other alternative energy technologies, and
·	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

In September 2008, we acquired the exclusive licensing rights, in the United States and Canada, to use the Biomass Recovery System developed by Anthony Noll. We refer to this technology as our Biomass Recovery Process. Our rights to use the Biomass Recovery Process technology permit us to use the biomass we derive from MSW to produce all energy products. In addition, in October 2008, we acquired the patent for the pressurized steam classification (“PSC”) technology from World Waste Technologies (“WWT”), who previously had purchased the patent from the University of Alabama Huntsville. As a result we became the licensor of the PSC technology to Bio-Products International, Inc. (“Bio-Products”) under its Master License Agreement. Prior to then, Bio-Products was the sublicensor of the PSC technology to us.

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

Recent Developments

Beginning in November 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 11/10 Offering). As of May 10, 2011, the Company has received $176,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share.

In July 2010, we entered into an agreement with Fiberight LLC (Fiberight) to move our test vessel (formerly in Kentucky) to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We originally anticipated that our vessel would have been installed and operational during the second quarter 2011. However, Fiberight is continuing to evaluate alternative technologies to provide feestock for their process, which we expect they will complete during the third quarter 2011. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

Certain promissory notes in our 2009 Offering of units comprised of a convertible promissory note and a warrant came due in April 2010 through March 2011 totaling approximately $1,650,000 (including approximately $140,000 of accrued interest). As of May 10, 2011, approximately $1,155,000 has been refinanced into our 11/10 Offering. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass.  We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to move this test vessel to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. We originally anticipated that our vessel would have been installed and operational during the second quarter 2011. However, Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the third quarter 2011. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

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

Bio-Fuel and Bio-Chemical Joint Testing/Research

As soon as we are able to process MSW into biomass through our future biomass recovery plant, and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.

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

Results of Operations

The following table set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011	March 31, 2010	Change
General and administrative	$117,843	$195,401	$(77,558)
Professional fees	43,264	41,524	1,740
Operating loss	161,107	236,925	(75,818)

Other expense (income):
Interest expense	58,993	119,518	(60,525)
Interest income	(3,832)	(4,291)	459

Net Loss	$216,268	$352,152	$(135,884)

General and administrative – The decrease in expense in 2011 is due primarily to a reduction in expense of approximately $42,000 in payroll and $27,000 in share-based compensation.

Interest expense – The decrease in 2011 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $65,000. These notes were issued from October 2008 through September 2010 and mature in one year, and thus some discounts have been fully expensed.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 10, 2011, we raised an aggregate of approximately $2.2 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 10, 2011, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have retained Houlihan Capital to assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

Debt

Convertible Notes Payable

Since September 2008, the Company has conducted four offerings of units comprised of a one-year convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price
2008 Offering	6.0%	$0.25	$0.45
2009 Offering	6.0%	$0.08	$0.30
6/10 Offering	12.0%	$0.08	$0.30
11/10 Offering	6.0%	$0.06	$0.30

Each note may be converted, at the note holder’s option, at any time during the one-year term of the note or prior to the closing of any “Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above.

2008 Offering - During September 2008, the Company commenced an offering of units and raised a total of $642,000 of investment proceeds through March 31, 2009. This offering is closed. As of March 31, 2010, all of these notes had either been converted to shares of our common stock or exchanged into our 2009 Offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of exchange). These notes had been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts were being amortized on a straight-line basis over the term of each note and were fully expensed as of March 31, 2010. For the three months ended March 31, 2011 and 2010, amortization of $-0- and approximately $7,000, respectively, for these discounts has been recorded in interest expense.

2009 Offering - During April 2009, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $1,198,500 of investment proceeds and this offering is closed. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2011, we had $1,647,329 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. These notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of each note. For the three months ended March 31, 2011 and 2010, amortization of approximately $18,000 and $79,000, respectively, for these discounts has been recorded in interest expense.

6/10 Offering - During June 2010, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $75,000 of investment proceeds in one note and this offering is closed. This note has a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. The note has been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features. The discounts are being amortized on a straight-line basis over the term of the note. For the three months ended March 31, 2011 and 2010, amortization of approximately $6,000 and $-0-, respectively, for these discounts has been recorded in interest expense.

11/10 Offering - During November 2010, the Company commenced an offering of units. As of March 31, 2011, the Company had raised a total of $176,000 of investment proceeds. Two notes were converted during the first quarter of 2011. As a result, as of March 31, 2011, we had $190,336 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. These notes have been recorded as short-term debt (notes payable) in the financial statements and carry no discounts.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The Company and CMS Acquisition, LLC entered into an amendment in February 2011 that extended the due date of the note from February 28, 2011 to May 15, 2011 for payment of $25,000 towards the accrued interest to date and principal of the note. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and is being amortized through interest expense. For the three months ended March 31, 2011, amortization of approximately $3,000 for this discount has been recorded in interest expense.

Summary of Cash Flow Activity

	Three months ended March 31,
	2011	2010
Net cash used by operating activities	$(81,332)	$(87,000)
Net cash used by investing activities	-	-
Net cash provided by financing activities	116,000	100,824

Net cash used by operating activities

During the three months ended March 31, 2011 and 2010, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010, were primarily due to the issuance of notes payable for investment, net of payments on other notes payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,032,000	$2,032,000	$-	$-	$-
CMS Acquition Note (2)	78,000	78,000	-	-	-
Capital Lease (3)	3,000	3,000	-	-	-
Operating Lease (4)	-	-	-	-	-
Total contractual obligations	$2,113,000	$2,113,000	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes matured in April 2010. We are working with the noteholders to refinance their notes, convert their notes into shares of Common Stock or repay the Notes.

(2) Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due May 15, 2011.

(3) Represents lease on office furniture.

(4) The lease for our office space has expired and we are currently working on a new lease while we occupy the space.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2011.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2011. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2011, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

During November 2010 (11/10 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2011, the Company raised a total of $176,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Two notes were converted during the first quarter of 2011 leaving $130,000 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering) came due in April 2010 through March 2011 totaling approximately $1,650,000 (including approximately $140,000 of accrued interest). Approximately $1,155,000 has been refinanced to our 11/10 Offering beginning in March 2011 to May 10, 2011. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 10, 2011	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 10, 2011	By:	/s/ Thomas Jennewein
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