Form 10-Q
period 2011-06-30
CleanTech Biofuels, Inc.
filed 2011-08-12
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 10, 2011, 68,785,484 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$19,485	$5,973
Prepaids and other current assets	47,913	39,905
	67,398	45,878

Property and equipment, net	7,280	9,777

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,195,928	$2,176,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$368,709	$392,950
Accrued interest	74,559	121,260
Accrued professional fees and other	596,079	487,835
Notes payable, net	2,166,117	1,871,669
Deferred revenue	50,000	50,000
Capital lease	-	1,211
Total Current Liabilities	3,255,464	2,924,925

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
68,452,151 and 68,309,679 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	68,452	68,310
Additional paid-in capital	6,297,885	6,301,726
Notes receivable - restricted common stock	(219,931)	(295,057)
Deficit accumulated during the development stage	(7,205,942)	(6,822,999)
Total Stockholders' Equity (Deficit)	(1,059,536)	(748,020)
Total Liabilities and Stockholders' Equity (Deficit)	$2,195,928	$2,176,905

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
					(inception) to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2011	2010	2011	2010	2011
General and administrative expenses	$97,481	$241,350	$215,324	$436,751	$3,062,391
Professional fees	18,040	32,946	61,304	74,470	1,201,995
Research and development	-	-	-	-	1,217,847
Operating Loss	115,521	274,296	276,628	511,221	5,482,233

Other expense (income):
Interest expense	47,196	104,626	106,189	224,144	1,666,379
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(32,000)
Other expense (income)	3,958	(4,439)	126	(8,730)	(55,018)
	51,154	100,187	106,315	215,414	1,589,361

Net loss	$166,675	$374,483	$382,943	$726,635	$7,071,594

Basic net loss per common share	**	$0.01	$0.01	$0.01	$0.14
Weighted average common shares outstanding	68,868,818	68,520,692	68,839,584	67,438,758	52,032,906

** - less than $0.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	June 30, 2011
Balances at December 31, 2010	68,309,679	$68,310	$6,301,726	$(295,057)	$(6,822,999)

Conversion of Convertible Note in Jan-11 at $0.06 per share	350,805	350	20,698	-	-

Conversion of Convertible Note in Feb-11 at $0.06 per share	416,667	417	24,583	-	-

Expiration of certain Note Receivable in June-2011 at $0.12 per share	(625,000)	(625)	(74,375)	82,514	-
Interest on Notes Receivable	-	-	-	(7,388)	-
Stock-based compensation	-	-	25,253	-	-
Net loss	-	-	-	-	(382,943)
Balances at June 30, 2011	68,452,151	$68,452	$6,297,885	$(219,931)	$(7,205,942)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
			(inception) to
	Six months ended June 30,		June 30,
Operating Activities	2011	2010	2011
Net loss applicable to common stockholders	$(382,943)	$(726,635)	$(7,071,594)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	2,497	7,730	61,076
Amortization	-	-	35,000
Interest income	126	(8,730)	(27,631)
Amortization of discounts (interest expense) and
other financing charges	41,661	169,605	1,284,105
Share-based compensation expense	25,253	81,018	763,456
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(6,508)	8,404	(26,412)
Technology license	-	-	(132,500)
Accounts payable	(24,241)	51,205	368,709
Other assets and other liabilities	62,900	54,088	371,074
Accrued liabilities	108,244	183,632	596,079
Net cash used by operating activities	(173,011)	(179,683)	(2,862,966)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(1,500)	(10,615)	(21,500)
Payments on capital lease, including interest	-	(2,482)	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	231,000	340,000	2,181,500
Payments on Note Payable	(42,977)	(130,000)	(589,309)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	186,523	196,903	3,106,688
Net increase (decrease) in cash and cash equivalents	13,512	17,220	19,485
Cash and cash equivalents at beginning of period	5,973	912	-
Cash and cash equivalents at end of period	$19,485	$18,132	$19,485

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2011	2010	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,089	$518	$17,056

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$46,048	$10,678	$228,818
Common stock issued for Debentures converted	$-	$165,550	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011.

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

In June 2011, the FASB issued accounting guidance on the Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of June 30, 2011, it would result in an increase of approximately $240,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”).  As part of the acquisition of the PSC Patent, we also became the licensor of such technology under the existing license agreement between Bio-Products International, Inc, the licensee (“Bio-Products”) and WWT. Upon signing the Agreement, the Company paid WWT $150,000, issued a note in the amount of $450,000 (interest at 6.0% per annum and secured by a security interest in the PSC Patent) and issued warrants to purchase 900,000 shares of Common Stock at a price of $0.45 per share and to purchase an additional 900,000 shares of Common Stock at a price of $0.45 per share contingent on payment of the note by July 22, 2009 (the original maturity date). WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. We entered into amendments dated July 23, 2009 whereby: (i) the Company paid 10% of the original note and all accrued interest to date, (ii) all previous warrants (totaling 1,800,000 shares) were reissued at a price of $0.11 per share with no contingencies and (iii) the remaining payments on the note were scheduled to be paid on October 22, 2009 (50% of principal plus accrued interest to date not yet paid) and January 22, 2010 (remaining principal and accrued interest to date). We entered into amendments dated October 22, 2009 whereby: (i) the October 22, 2009 payment was deferred until November 22, 2009 and (ii) we issued additional warrants to Vertex for 500,000 shares of Common Stock at a price of $0.10 per share. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized, as of March 31, 2010, through interest expense. The note had been recorded as short-term debt (notes payable) in the financial statements, net of the discount for the warrant feature. This note was paid in full in September 2010.

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  On February 11, 2011, the Company and CMS entered into an amendment extending the due date to May 15, 2011 while paying $25,000 towards accrued interest to date and principal on the Note. On May 31, 2011, the Company and CMS entered into Amendment No. 2 extending the due date to July 15, 2011 and increasing the interest rate to 10%. On July 29, 2011, the Company and CMS entered into Amendment No. 3 extending the due date to October 15, 2011.

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

Bio-Products International, Inc.
As disclosed in Note 4 - Patent, the Company acquired the PSC Patent in 2008 and as a result, became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 6 – Debt

	June 30,	December 31,
	2011	2010

Convertible Notes Payable (2009 Offering), net of discounts of $-0- and $26,596
at June 30, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $601,167 and $1,703,329 at June 30, 2011 and December 31, 2010, respectively, due in one year from date of note, interest at 6.0%	$601,167	$1,676,733

Convertible Notes Payable (11/10 Offering), net of discounts of $-0- and $-0- at
June 30, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $1,487,254 and $35,000 at June 30, 2011 and December 31, 2010, respectively, due in one year from date of note, interest at 6.0%	1,487,254	35,000

CMS Acquisition, LLC Note Payable, net of discount of $-0- and $3,492 at
June 30, 2011 and December 31, 2010, respectively, with a face value of $77,696 and $100,000 at June 30, 2011 and December 31, 2010, respectively, due on October 15, 2011, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	96,508

Convertible Note Payable (6/10 Offering), net of discounts of $-0- and $11,573
June 30, 2011 and December 31, 2010, respectively, which is made up of one note with a face value of $-0- and $75,000 at June 30, 2011 and December 31, 2010, due in one year from date of note, interest at 12.0%	-	63,427
Total debt	2,166,117	1,871,668
Current maturities	(2,166,117)	(1,871,668)
Long-term portion, less current maturities	$-	$-

Convertible Notes Payable

Since September 2008, the Company has conducted four offerings of units comprised of a one-year convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	Closed
2009 Offering	6.0%	$0.08	$0.30	Closed
6/10 Offering	12.0%	$0.08	$0.30	Closed
11/10 Offering	6.0%	$0.06	$0.30	Open

Each note may be converted, at the note holder’s option, at any time during the one-year term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 Offering which carried no discounts).

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2011, we had $601,167 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of June 30, 2011, had raised a total of $266,000 of investment proceeds. Two notes were converted during the first quarter of 2011. As of June 30, 2011, we had $1,487,254 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See the Subsequent Events footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) October 15, 2011 pursuant to an amendment on July 29, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

Vertex (formerly WWT) Note Payable

As disclosed previously in Note 4 - Patent, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 to WWT, which subsequently assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. This note was paid in full in September 2010.

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
2008 Offering	$-	$-	$-	$7,137
2009 Offering	8,552	76,051	26,596	155,014
6/10 Offering	5,373	896	11,573	896
CMS Acquisition, LLC	-	-	3,492	-
Vertex	-	-	-	6,558
Total amortization	$13,925	$76,947	$41,661	$169,605

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

In June 2011, a note receivable from a consultant matured and was not paid. The note was originally issued in June 2009 to purchase shares of our common stock. As a result, 625,000 shares of restricted stock, issued at $0.12 per share, were forfeited and cancelled.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2011 and 2010, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 55 million and 39 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.

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

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel and have incurred less than $100 in legal fees since January 2010. As of June 30, 2011, all amounts have been paid to SSB except for approximately $90,000.

The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother was employed by Crane and involved in the negotiation of coverage and premiums related to policies purchased through December 31, 2010 (when his employment with Crane ended). For the six months ended June 30, 2011 and 2010, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of June 30, 2011 and December 31, 2010, the aggregate balances of advances totaled approximately $21,500 and $20,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of June 30, 2011 and December 31, 2010, the aggregate amount of these investments, including interest, is approximately $631,000 and $613,000, respectively. Dr. Nickerson has agreed to exchange all of his notes into our 11/10 Offering, except one for $50,000. He has put the company on notice of his demand for payment and intent not to exchange this note. As of June 30, 2011, this note has not been repaid.

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

In January 2010, the Company granted options under the Stock Plan to purchase an aggregate of 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2011, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in February 2012, with an exercise price of $0.07. As of June 30, 2011, none of these options were cancelled or expired and 245,000 of these options were vested.

In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At June 30, 2011, 45,837 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. As of June 30, 2011, none of these options were cancelled or expired and 20,000 of these options were vested.

In August 2010, certain notes receivable from former and current members of our Board of Directors matured. The notes were originally issued in August 2007 to purchase shares of our common stock. Two of the former directors declined to pay these notes or extend the due date. As a result, 300,000 shares of restricted stock, issued at $0.15 per share, were forfeited and cancelled. The two other Directors agreed to extend the due date of their notes to August 2012.  In June 2011, a note receivable from a consultant matured and was not paid. The note was originally issued in June 2009 to purchase shares of our common stock. As a result, 625,000 shares of restricted stock, issued at $0.12 per share, were forfeited and cancelled.

In January 2011, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2011 and August 2012, with an exercise price of $0.05. As of June 30, 2011, none of these options were cancelled or expired and 250,000 of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Pre-tax compensation expense:
Stock options	$10,860	$39,561	$25,253	$81,018
Warrants	-	-	-	-
Total expense	10,860	39,561	25,253	81,018
Tax benefit, net	-	-	-	-
After-tax compensation expense	$10,860	$39,561	$25,253	$81,018

Related to these grants, the Company will record future compensation expense of approximately $8,000 for the remaining six months of 2011. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $297,000 and $287,000 at June 30, 2011 and December 31, 2010, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of June 30, 2011, there was approximately $10,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.25 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2010	5,537,000	$0.16	(1)

Granted	1,000,000	$0.06
Exercised	-
Forfeited	(25,000)	$0.10
Options outstanding at June 30, 2011	6,512,000	$0.14	(1)

Options exercisable at June 30, 2011	5,293,667	$0.14	(1)

Unvested Options at June 30, 2011	1,218,333	$0.12	(1)

(1)  The weighted-average exercise price at June 30, 2011 and December 31, 2010 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2010	2,180,000	$0.12

Granted	-
Forfeited	(625,000)	0.12
Balance as of June 30, 2011	1,555,000	$0.12

Restricted stock vested at June 30, 2011	1,509,163	$0.12

Note 10 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 5 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of our license to Bio-Products to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. We believe that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an adverse outcome could be material to the Company’s results of operations or cash flows for any particular reporting period.

Commitments
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

Note 11 – Subsequent Events

Convertible Notes Payable
In connection with our 11/10 Offering, which is still open, we have raised a total of $316,000 of investment proceeds as of August 10, 2011.

All of the promissory notes in our 2009 Offering (except one for $10,000) came due in April 2010 through June 2011. Certain notes have been refinanced to our 11/10 Offering, converted to shares or partially repaid. As of August 10, 2011, approximately $650,000 is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

CMS Acquisition, LLC Note Payable
Pursuant to an amendment on July 29, 2011, the due date of the note has been extended to the earlier of: (i) October 15, 2011 (extended from July 15, 2011) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

●	our ability to raise additional capital on favorable terms,
●	our ability to continue operating and to implement our business plan;
●	the commercial viability of our technologies,
●	our ability to maintain and enforce our exclusive rights to our technologies,
●	the demand for and production costs of various energy products made from our biomass,
●	competition from other alternative energy technologies, and
●	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

We are the exclusive licensee in the United States and Canada of patented technology that cleans and separates municipal solid waste, also known as MSW, and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. We refer to this technology as our Biomass Recovery Process. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process was based. Prior to March 2011, we licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”) pursuant to the terms of a settlement agreement we entered into with Bio-Products in March 2009, whereby, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products.

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

On March 27, 2007, we entered into an Agreement and Plan of Merger and Reorganization in which we agreed to acquire SRS Energy, Inc., a Delaware corporation that at that time was seeking to commercialize various technologies for the processing of waste materials into usable products. We consummated the merger on May 31, 2007 resulting in SRS Energy becoming our wholly-owned subsidiary. Effective August 2, 2007, we changed our name to CleanTech Biofuels, Inc.

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

Recent Developments

Beginning in November 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 11/10 Offering). As of August 10, 2011, the Company has received $316,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share.

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

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. We expect the testing to be completed and the results finalized during the 3rd Quarter of 2011.

All of the promissory notes in our 2009 Offering (except one for $10,000) came due in April 2010 through June 2011. Certain notes have been refinanced to our 11/10 Offering, converted to shares or partially repaid. As of August 10, 2011, approximately $655,000 is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

On September 22, 2010, we notified Bio-Products that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES,  filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe.

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

Bio-Fuel and Bio-Chemical Joint Testing/Research

As soon as we are able to process MSW into biomass through our future biomass recovery plant and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. This testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.

In May 2010, we entered into a joint research agreement with Ze-Gen, Inc., a developer of technology for converting biomass into a variety of fuel products and other chemical products, whereby we agreed to provide biomass to Ze-Gen, Inc. for testing in their proprietary processes.

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. We expect the testing to be completed and the results finalized during the 3rd Quarter of 2011.

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

●
construct and operate a commercial plant that: (i) processes MSW into cellulosic biomass for conversion into energy or chemical products and (ii) separates recyclables (metals, plastics, glass) for single-stream recycling;

●	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
●	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in the United States and elsewhere in the world.

Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff.  Our success will also depend on a variety of market forces and other developments beyond our control.

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended
	June 30, 2011	June 30, 2010	Change
General and administrative	$97,481	$241,350	$(143,869)
Professional fees	18,040	32,946	(14,906)
Operating loss	115,521	274,296	(158,775)

Other expense (income):
Interest expense	47,196	104,626	(57,430)
Other expense (income)	3,958	(4,439)	8,397

Net Loss	$166,675	$374,483	$(207,808)

General and administrative – The decrease in expense in 2011 is due primarily to a reduction in expense of approximately $62,000 in insurance and marketing, $40,000 in payroll and $28,000 in share-based compensation.

Professional fees – The decrease in 2011 is due primarily to a reduction in accounting consulting expense.

Interest expense – The decrease in 2011 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $63,000. These notes were issued from October 2008 through September 2010 and mature in one year, and thus most of the discounts have been fully expensed.

Other expense (income) - In June 2011, a note receivable from a consultant matured and was not paid. The note was originally issued in June 2009 to purchase shares of our common stock. As a result, approximately $8,000 in accrued interest income was expensed.

	Six months ended
	June 30, 2011	June 30, 2010	Change
General and administrative	$215,324	$436,751	$(221,427)
Professional fees	61,304	74,470	(13,166)
Operating loss	276,628	511,221	(234,593)

Other expense (income):
Interest expense	106,189	224,144	(117,955)
Other expense (income)	126	(8,730)	8,856

Net Loss	$382,943	$726,635	$(343,692)

General and administrative – The decrease in expense in 2011 is due primarily to a reduction in expense of approximately $70,000 in insurance and marketing, $80,000 in payroll and $55,000 in share-based compensation.

Professional fees – The decrease in 2011 is due to reductions of approximately $10,000 in accounting consulting expense and $20,000 in legal fees, offset by an increase of approximately $18,000 in other consulting fees.

Interest expense – The decrease in 2011 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $128,000. These notes were issued from October 2008 through September 2010 and mature in one year, and thus most of these discounts have been fully expensed.

Other expense (income) - In June 2011, a note receivable from a consultant matured and was not paid. The note was originally issued in June 2009 to purchase shares of our common stock. As a result, approximately $8,000 in accrued interest income was expensed.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 10, 2011, we raised an aggregate of approximately $2.3 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of August 10, 2011, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have retained Houlihan Capital to assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

Debt

Convertible Notes Payable

Since September 2008, the Company has conducted four offerings of units comprised of a one-year convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	Closed
2009 Offering	6.0%	$0.08	$0.30	Closed
6/10 Offering	12.0%	$0.08	$0.30	Closed
11/10 Offering	6.0%	$0.06	$0.30	Open

Each note may be converted, at the note holder’s option, at any time during the one-year term of the note or prior to the closing of any “Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 Offering which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
2008 Offering	$-	$-	$-	$7,137
2009 Offering	8,552	76,051	26,596	155,014
6/10 Offering	5,373	896	11,573	896
CMS Acquisition, LLC	-	-	3,492	-
Vertex	-	-	-	6,558
Total amortization	$13,925	$76,947	$41,661	$169,605

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2011, we had $601,167 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of June 30, 2011, had raised a total of $266,000 of investment proceeds. Two notes were converted during the first quarter of 2011. As of June 30, 2011, we had $1,487,254 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) October 15, 2011 (extended from February 28, 2011and July 15, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

Summary of Cash Flow Activity

	Six months ended June 30,
	2011	2010
Net cash used by operating activities	$(173,011)	$(179,683)
Net cash used by investing activities	-	-
Net cash provided by financing activities	186,523	196,903
Net cash used by operating activities

During the six months ended June 30, 2011 and 2010, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010, were primarily due to the issuance of notes payable for investment, net of payments on other notes payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,232,000	$2,232,000	$-	$-	$-
CMS Acquition Note (2)	80,000	80,000	-	-	-
Capital Lease (3)	3,000	3,000	-	-	-
Operating Lease (4)	-	-	-	-	-
Total contractual obligations	$2,315,000	$2,315,000	$-	$-	$-

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
(2) Amount represents value of principal amount of note and an estimate for interest and is secured by a security interest in the PSC Patent. Final payment on this note is due October 15, 2011.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2011.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at June 30, 2011. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2011, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

25

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On September 22, 2010, we notified Bio-Products International, Inc. (“Bio-Products”) that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products (a wholly-owned subsidiary of CES). We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder of CES, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. We intend to vigorously defend our rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

During November 2010 (11/10 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2011, the Company raised a total of $266,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Two notes were converted during the first quarter of 2011 leaving $220,000 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES –

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering) came due in April 2010 through June 2011. As of June 30, 2011, approximately $1.26 million of these notes (including approximately $105,000 in accrued interest) have been exchanged into our 11/10 Offering and a remaining total of approximately $650,000 (including approximately $50,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: August 12, 2011	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Thomas Jennewein
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