Form 10-Q
period 2011-09-30
CleanTech Biofuels, Inc.
filed 2011-11-10
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 8, 2011, 69,585,484 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,597	$5,973
Prepaids and other current assets	49,714	39,905
	52,311	45,878

Property and equipment, net	6,032	9,777

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,179,593	$2,176,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$354,998	$392,950
Accrued interest	99,021	121,260
Accrued professional fees and other	639,779	487,835
Notes payable, net	2,232,004	1,871,669
Deferred revenue	50,000	50,000
Capital lease	-	1,211
Total Current Liabilities	3,375,802	2,924,925

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
69,585,484 and 68,309,679 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively	69,586	68,310
Additional paid-in capital	6,369,179	6,301,726
Notes receivable - restricted common stock	(222,884)	(295,057)
Deficit accumulated during the development stage	(7,412,090)	(6,822,999)
Total Stockholders' Equity (Deficit)	(1,196,209)	(748,020)
Total Liabilities and Stockholders' Equity (Deficit)	$2,179,593	$2,176,905

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
General and administrative expenses	$142,755	$155,019	$358,079	$591,770	$3,205,146
Professional fees	31,395	32,988	92,699	107,458	1,233,390
Research and development	-	-	-	-	1,217,847
Operating Loss	174,150	188,007	450,778	699,228	5,656,383

Other expense (income):
Interest expense	34,951	101,302	141,140	325,446	1,701,330
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(32,000)
Other expense (income)	(2,953)	4,377	(2,827)	(4,353)	(57,971)
	31,998	105,679	138,313	321,093	1,621,359

Net loss	$206,148	$293,686	$589,091	$1,020,321	$7,277,742

Basic net loss per common share	**	**	$0.01	$0.02	$0.14
Weighted average common shares outstanding	69,096,595	68,509,679	68,925,254	67,795,732	52,602,359

** - less than $0.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Sept 30, 2011
Balances at December 31, 2010	68,309,679	$68,310	$6,301,726	$(295,057)	$(6,822,999)

Conversion of Convertible Note in Jan-11 at $0.06
per share	350,805	350	20,698	-	-
Conversion of Convertible Note in Feb-11 at $0.06
per share	416,667	417	24,583	-	-
Expiration of certain Note Receivable in June-2011
at $0.12 per share	(625,000)	(625)	(74,375)	82,514	-
Issuance of restricted shares to consultant in July-2011
at $0.06 per share	333,333	334	19,666	-	-
Issuance of restricted shares to directors in Aug-2011
at $0.055 per share	600,000	600	32,400	-	-
Issuance of restricted shares to former employee in
Sep-2011 at $0.05 per share	200,000	200	9,800	-	-
Interest on Notes Receivable	-	-	-	(10,341)	-
Stock-based compensation	-	-	34,681	-	-
Net loss	-	-	-	-	(589,091)
Balances at September 30, 2011	69,585,484	$69,586	$6,369,179	$(222,884)	$(7,412,090)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Nine Months ended		(inception) to
	September 30,		September 30,
Operating Activities	2011	2010	2011
Net loss applicable to common stockholders	$(589,091)	$(1,020,321)	$(7,277,742)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	3,745	9,282	62,324
Amortization	-	-	35,000
Interest income	(2,827)	(4,353)	(30,584)
Amortization of discounts (interest expense) and
other financing charges	41,661	236,681	1,284,105
Share-based compensation expense	34,681	108,148	772,884
Issuance of restricted common stock	63,000	-	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(8,309)	(18,455)	(28,213)
Technology license	-	-	(132,500)
Accounts payable	(37,952)	118,523	354,998
Other assets and other liabilities	97,735	88,156	405,909
Accrued liabilities	151,944	266,651	639,779
Net cash used by operating activities	(245,413)	(215,688)	(2,935,368)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(1,500)	(10,615)	(21,500)
Payments on capital lease, including interest	-	(3,711)	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	100,000	100,000
Issuance of Convertible Notes Payable	332,500	350,000	2,283,000
Payments on Notes Payable	(88,963)	(219,332)	(635,295)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	242,037	216,342	3,162,202
Net increase (decrease) in cash and cash equivalents	(3,376)	654	2,597
Cash and cash equivalents at beginning of period	5,973	912	-
Cash and cash equivalents at end of period	$2,597	$1,566	$2,597

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2011	2010	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,140	$675	$23,107

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, directors and former employee	$63,000	$-	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$46,048	$10,678	$228,818
Common stock issued for Debentures converted	$-	$165,550	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011.

Note 2 – Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued accounting guidance on Business Combinations regarding how public entities disclose supplemental pro forma information for business combinations that occur during the year. Entities that present comparative financial statements for business combinations must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The authoritative guidance also expanded the disclosures for entities to provide the nature and amount of material, nonrecurring pro forma adjustments directly related to the business combination that is included in the reported pro forma revenue and earnings. The authoritative guidance is effective for business combinations completed in the periods beginning after December 15, 2010 and is applied prospectively as of the date of adoption. We adopted the authoritative guidance on January 1, 2011.

In May 2011, the FASB issued updated guidance on fair value measurements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment, Intangibles—Goodwill and Other. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The authoritative guidance is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material effect on our operating results or financial position.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2011, it would result in an increase of approximately $160,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  The Company and CMS have entered into various amendments extending the due date, the most recent of which was November 7, 2011, which extended the due date to February 7, 2012. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011 and (iii) re-dated the warrants to November 7, 2011.

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

Bio-Products International, Inc.
As disclosed in Note 4 - Patent, the Company acquired the PSC Patent in 2008 and as a result, became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The hearing for the demurrer is currently set for December 8, 2011.

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
Convertible Notes Payable (2009 Offering), net of discounts of $-0- and $26,596 at September 30, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $504,738 and
$1,703,329 at September 30, 2011 and December 31, 2010, respectively, due in
one year from date of note, interest at 6.0%	$504,738	$1,676,733
Convertible Notes Payable (11/10 Offering), net of discounts of $-0- and $-0- at
September 30, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $1,649,570 and
$35,000 at September 30, 2011 and December 31, 2010, respectively, due in one
year from date of note, interest at 6.0%	1,649,570	35,000
CMS Acquisition, LLC Note Payable, net of discount of $-0- and $3,492 at
September 30, 2011 and December 31, 2010, respectively, with a face value of
$77,696 and $100,000 at September 30, 2011 and December 31, 2010, respectively,
due on October 15, 2011, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	96,508
Convertible Note Payable (6/10 Offering), net of discounts of $-0- and $11,573 at
September 30, 2011 and December 31, 2010, respectively, which is made up of one note with a face value of $-0- and $75,000 at September 30, 2011 and
December 31, 2010, due in one year from date of note, interest at 12.0%	-	63,427
Total debt	2,232,004	1,871,668
Current maturities	(2,232,004)	(1,871,668)
Long-term portion, less current maturities	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2011, we had $504,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of September 30, 2011, had raised a total of $367,500 of investment proceeds. Two notes were converted during the first quarter of 2011. As of September 30, 2011, we had $1,649,570 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See the Subsequent Events footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 7, 2012 pursuant to an amendment on November 7, 2011 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (re-dated November 7, 2011 with an amendment to extend the due date to February 7, 2012). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

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

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
2008 Offering	$-	$-	$-	$7,137
2009 Offering	-	58,963	26,596	213,977
6/10 Offering	-	6,338	11,573	7,233
CMS Acquisition, LLC	-	1,776	3,492	1,776
Vertex	-	-	-	6,558
Total amortization	$-	$67,077	$41,661	$236,681

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

In July 2011, the Company issued 333,333 restricted shares of Common Stock ($0.06 per share) to a consultant in exchange for $20,000 owed in consulting fees to the consultant.

In August 2011, the Company issued 150,000 restricted shares of our Common Stock ($0.055 per share) to each of our non-management Directors (600,000 shares in the aggregate) in recognition of their additional service and assistance to the Company outside of their duties as a member of the Company’s board of directors.

In September 2011, the Company issued 200,000 restricted shares of our Common Stock ($0.05 per share) to a former employee as part of a final settlement agreement.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2011 and 2010, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 60 million and 43 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statement of operations.

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

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel and have incurred less than $100 in legal fees since January 2010. As of September 30, 2011, all amounts have been paid to SSB except for approximately $90,000.

The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother was employed by Crane and involved in the negotiation of coverage and premiums related to policies purchased through December 31, 2010 (when his employment with Crane ended). For the nine months ended September 30, 2011 and 2010, the Company paid less than $3,000 and $3,000, respectively, in commissions on policies placed by Crane.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2011 and December 31, 2010, the aggregate balances of advances totaled approximately $27,500 and $20,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of September 30, 2011 and December 31, 2010, the aggregate amount of these investments, including interest, is approximately $641,000 and $613,000, respectively. Dr. Nickerson has agreed to exchange all of his notes into our 11/10 Offering, except one for $50,000. He has put the company on notice of his demand for payment and intent not to exchange this note. As of September 30, 2011, this note has not been repaid.

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

In January 2010, the Company granted options under the Stock Plan to purchase an aggregate of 120,000 shares of Common Stock to a consultant that vested immediately, with an exercise price of $0.07 per share. In February 2011, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in February 2012, with an exercise price of $0.07. As of September 30, 2011, none of these options were cancelled or expired and 245,000 of these options were vested.

In February 2010, the Company issued 150,000 shares of restricted Common Stock to our new director, Jose Bared, Sr. Under the agreement Mr. Bared agreed to purchase 150,000 shares of restricted Common Stock of the Company at a cost of $0.10 per share. Mr. Bared issued a promissory note to the Company in exchange for the stock purchase. The shares purchased under the agreement are restricted shares subject to a right, but not obligation, of repurchase by the Company. The Company may exercise its repurchase right only during the 60 day period following a director’s termination of service on the Board of Directors. Commencing on February 28, 2010, the Company’s repurchase rights lapse at the rate of 8,333 shares per month of continuous service by each director through January 31, 2011, when the Company’s repurchase rights lapse on 4,167 shares per month of continuous board service until the repurchase rights have lapsed on all restricted shares. At September 30, 2011, 16,668 shares remain subject to a right of repurchase on all outstanding restricted stock grants to our directors. Additionally, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to Mr. Bared, with an exercise price of $0.10, that vest ratably over two years. As of September 30, 2011, none of these options were cancelled or expired and 20,000 of these options were vested.

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

In January 2011, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2011 and August 2012, with an exercise price of $0.05. As of September 30, 2011, none of these options were cancelled or expired and 500,000 of these options were vested.

In August 2011, the Company granted options under the Stock Plan to purchase an aggregate of 2,950,000 shares of Common Stock to employees in which one-third vest annually beginning in August 2012, with an exercise price of $0.055. As of September 30, 2011, none of these options were cancelled, expired or vested. Additionally, the Company issued 150,000 restricted shares of our Common Stock ($0.055 per share) to each of our non-management Directors (600,000 shares in the aggregate) in recognition of their additional service and assistance to the Company outside of their duties as a member of the Company’s board of directors.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Nine months ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Pre-tax compensation expense:
Stock options	$9,428	$27,130	$34,681	$108,148
Warrants	-	-	-	-
Total expense	9,428	27,130	34,681	108,148
Tax benefit, net	-	-	-	-
After-tax compensation expense	$9,428	$27,130	$34,681	$108,148

Related to these grants, the Company will record future compensation expense of approximately $5,000 for the remaining three months of 2011. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $300,000 and $287,000 at September 30, 2011 and December 31, 2010, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2011, there was approximately $30,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 3.2 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2010	5,537,000	$0.16	(1)

Granted	3,950,000	$0.06	(1)
Exercised	-
Forfeited	(25,000)	$0.10	(1)
Options outstanding at September 30, 2011	9,462,000	$0.12	(1)

Options exercisable at September 30, 2011	6,117,000	$0.13	(1)

Unvested Options at September 30, 2011	3,345,000	$0.06	(1)
__________________
(1)    The weighted-average exercise price at September 30, 2011 and December 31, 2010 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted-Avg Exercise Price
Balance as of December 31, 2010	2,180,000	$0.12

Granted	600,000	$0.06
Forfeited	(625,000)	$0.12
Balance as of September 30, 2011	2,155,000	$0.10

Restricted stock vested at September 30, 2011	2,138,332	$0.10

Note 10 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 5 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The hearing for the demurrer is currently scheduled for December 8, 2011. In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. We believe that this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an adverse outcome could be material to the Company’s results of operations or cash flows for any particular reporting period.

Commitments
Lease – The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 11 – Subsequent Events

Convertible Notes Payable
In connection with our 11/10 Offering, which is still open, we have raised a total of $392,500 of investment proceeds as of November 8, 2011.

All of the promissory notes in our 2009 Offering are now due. Certain notes have been refinanced to our 11/10 Offering, converted to shares of our common stock or repaid. As of November 8, 2011, approximately $530,000 is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

CMS Acquisition, LLC Note Payable
Pursuant to an amendment on November 7, 2011, the due date of the note has been extended to the earlier of: (i) February 7, 2012 (extended from October 15, 2011) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. Additionally, the warrants originally issued with the note have been re-dated to November 7, 2011.

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

We are the exclusive licensee in the United States and Canada of patented technology we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process was based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”) pursuant to the terms of a settlement agreement we entered into with Bio-Products in March 2009, whereby, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products.

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

Recent Developments

Beginning in November 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 11/10 Offering). As of November 8, 2011, the Company has received $392,500 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share.

In July 2010, we entered into an agreement with Fiberight LLC (Fiberight) to move our test vessel (formerly in Kentucky) to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the first quarter 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. Some initial testing was completed during the 3rd Quarter of 2011. Further testing is expected to occur in the 4th Qtr 2011/1st Qtr 2012.

All of the promissory notes in our 2009 Offering are now due. Certain notes have been refinanced to our 11/10 Offering, converted to shares or repaid. As of November 8, 2011, approximately $530,000 is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

On September 22, 2010, we notified Bio-Products that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The hearing for the demurrer is currently scheduled for December 8, 2011.

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

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in use by another licensee in a commercial setting in Australia. As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to this capital raise for plant development, the Company is also working towards licensing and/or developing potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass.  We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to move this test vessel to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the first quarter 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

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

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. Some initial testing was completed during the 3rd Quarter of 2011. Further testing is expected to occur in the 4th Qtr 2011/1st Qtr 2012.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended
	September 30, 2011	September 30, 2010	Change
General and administrative	$142,755	$155,019	$(12,264)
Professional fees	31,395	32,988	(1,593)
Operating loss	174,150	188,007	(13,857)

Other expense (income):
Interest expense	34,951	101,302	(66,351)
Other (income) expense	(2,953)	4,377	(7,330)

Net Loss	$206,148	$293,686	$(87,538)

General and administrative – The decrease in 2011 is due primarily to a reduction in marketing expenses.

Professional fees – The decrease in 2011 is due primarily to a reduction in legal expenses.

Interest expense – The decrease in 2011 is due to a reduction in the amortization of discounts related to various notes as these notes were issued from October 2008 through September 2010 and mature in one year, and thus all of the discounts have been fully expensed.

Other expense (income) - In August 2010, two notes receivable from former directors matured and were not paid. The notes were originally issued in August 2007 to purchase shares of our common stock. As a result, approximately $8,000 in accrued interest income was expensed.

	Nine months ended
	September 30, 2011	September 30, 2010	Change
General and administrative	$358,079	$591,770	$(233,691)
Professional fees	92,699	107,458	(14,759)
Operating loss	450,778	699,228	(248,450)

Other expense (income):
Interest expense	141,140	325,446	(184,306)
Other income	(2,827)	(4,353)	1,526

Net Loss	$589,091	$1,020,321	$(431,230)

General and administrative – The decrease in 2011 is due primarily to a reduction in expense of approximately $95,000 in insurance and marketing, $85,000 in payroll and $30,000 in share-based compensation.

Professional fees – The decrease in 2011 is due to reductions of approximately $20,000 in legal fees and $10,000 in accounting consulting expense, offset by an increase of approximately $15,000 in other consulting fees.

Interest expense – The decrease in 2011 is due primarily to a reduction in the amortization of discounts related to various notes of approximately $195,000. These notes were issued from October 2008 through September 2010 and mature in one year, and thus all of these discounts have been fully expensed.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 8, 2011, we raised an aggregate of approximately $2.4 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 8, 2011, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have retained Houlihan Capital to assist the Company in exploring and evaluating a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
2008 Offering	$-	$-	$-	$7,137
2009 Offering	-	58,963	26,596	213,977
6/10 Offering	-	6,338	11,573	7,233
CMS Acquisition, LLC	-	1,776	3,492	1,776
Vertex	-	-	-	6,558
Total amortization	$-	$67,077	$41,661	$236,681

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2011, we had $504,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of September 30, 2011, had raised a total of $367,500 of investment proceeds. Two notes were converted during the first quarter of 2011. As of September 30, 2011, we had $1,649,570 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) February 7, 2012 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (the warrants were re-dated November 7, 2011 with an amendment). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2011	2010
Net cash used by operating activities	$(245,413)	$(215,688)
Net cash used by investing activities	-	-
Net cash provided by financing activities	242,037	216,342

Net cash used by operating activities

During the nine months ended September 30, 2011 and 2010, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010, were primarily due to the issuance of notes payable for investment, net of payments on other notes payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,250,000	$2,250,000	$-	$-	$-
CMS Acquition Note (2)	82,000	82,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,332,000	$2,332,000	$-	$-	$-
____________________
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

(2)	Amount represents value of principal amount of note and an estimate for interest and is secured by a security interest in the PSC Patent. Final payment on this note is due February 7, 2012.
(3)	The lease for our office space has expired and we are currently working on a new lease while we occupy the space.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 29, 2011. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2011.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2011. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2011, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On September 22, 2010, we notified Bio-Products International, Inc. (“Bio-Products”) that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products (a wholly-owned subsidiary of CES). We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The hearing for the demurrer is currently scheduled for December 8, 2011. We intend to vigorously defend our rights.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During November 2010 (11/10 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2011, the Company raised a total of $367,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

In July 2011, 333,333 restricted shares of the Company’s common stock were issued to a consultant in exchange for $20,000 owed to the consultant for consulting fees. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In September 2011, 200,000 restricted shares of the Company’s common stock were issued to a former employee as part of a final settlement agreement. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering) are due. As of September 30, 2011, approximately $1.2 million of these notes (including approximately $100,000 in accrued interest) have been exchanged into our 11/10 Offering and a remaining total of approximately $558,000 (including approximately $53,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: November 10, 2011	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Thomas Jennewein
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