Form 10-K
period 2011-12-31
CleanTech Biofuels, Inc.
filed 2012-03-29
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 (the last business day of our most recently completed second quarter) - $2,594,371

As of March 23, 2012, the number of shares outstanding of the Company's common stock was 69,844,000.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

● our ability to raise additional capital on favorable terms, ● our ability to continue operating and to implement our business plan, ● the commercial viability of our technologies,
● our ability to maintain and enforce our exclusive rights to our technologies,
● the demand for and production costs of various energy products made from our biomass,
● competition from other alternative energy technologies, and
● other risks and uncertainties detailed from time to time in our filings with the SEC.

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

We are the exclusive licensee in the United States and Canada of patented technology in the United States that we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process was based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”) pursuant to the terms of a settlement agreement we entered into with Bio-Products in March 2009, whereby, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed to permit us to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products.

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass.  We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the second quarter 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

We are also seeking to develop a plant in a major metropolitan area. We are working to develop one or more locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.

In addition to the developments we are currently contemplating, other development opportunities are presented to us and we evaluate those potential developments. Upon operating a plant and after refining our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology in our licensed territories.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc., (“Sweetwater”) a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. Cleantech has agreed and has coordinated with the facility in Coffs Harbor, Australia to ship 10 pounds of biomass produced at the Coffs Harbor facility to the Sweetwater lab for testing. The shipment is expected to arrive in late-March or early-April 2012.

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. Some initial testing was completed during the 3rd Quarter of 2011. We expect further testing to occur upon securing the requisite financing.

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

●	identify and partner with landfill owners, waste haulers and municipalities to identify locations suitable for our technology; and
●	pursue additional opportunities to implement our technology in commercial settings at transfer stations and landfills in our licensed territories.

Our ability to implement this strategy will depend on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff.  Our success will also depend on a variety of market forces and other developments beyond our control.

Industry Overview

There are two types of MSW Disposal:

●	Municipal Solid Waste Landfills (“MSWLFs”) - includes municipal solid waste, commercial waste, industrial waste, construction and demolition debris, and bioreactors.

●	Mass Burn/Incineration Plants

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

Waste haulers or municipalities pay tipping fees, or gate rates, on a per ton basis to dispose of garbage at a landfill.  Gate rates operate in a manner similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently from $8.20 per ton in 1985 to $42.08 in 2006 and continues to increase.

Mass Burn/Incineration Plants

Mass Burn - Mass burn is combusting MSW generally without any pre-processing or separation. The resulting steam is employed for industrial uses or for generating electricity. Mass burn facilities are sized according to the daily amount of solid waste they expect to receive. Most mass burn plants can remove non-combustible steel and iron for recycling before combustion using magnetic separation processes. Other non-ferrous metals can be recovered from the leftover ash.

Waste-to-Energy (WTE) Plants - Current operating WTE plants burn MSW in a controlled environment to create steam or electricity. Through this process the volume of solid waste is reduced by about 90%.

Modular Incinerators - Modular incinerators are small mass burn plants, with a capacity of 15 to 100 tons per day. The boilers for modular incinerators are built in a factory and shipped to the WTE site, rather than being built on the WTE site itself. The advantage of a modular WTE incinerator is flexibility. If more capacity is needed, modular WTE units can be added. These facilities are used primarily by small communities and industrial sites. Costs limit the use of this technology because the return on investment in terms of energy produced over time is much lower than in mass burn plants.

Refuse-Derived Fuel (RDF) Plants - RDF plants process solid waste before it is burned. A typical plant will remove non-combustible items, such as glass, metals and other recyclable materials. The remaining solid waste is then shredded into smaller pieces for burning. RDF plants require significantly more sorting and handling than mass burn, but can recover recyclables and remove some potentially environmentally harmful materials prior to combustion. RDF can be burned in power boilers at factories or even at large housing complexes. Sometimes RDF materials are "densified" (compacted at high pressure) to make fuel pellets. The "pellet fuel" may also include various sludges, by-products of municipal or industrial sewage treatment plants.

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

Burning any fuel, including MSW, can produce a number of pollutants, such as carbon monoxide, sulfur dioxide, and fine particles containing heavy metals. Other toxic organic compounds, such as dioxins, are also potential emissions from any combustive activity where certain chemical compounds are present, a situation that could take place in the WTE process. Air emission control devices in a WTE facility usually include:

●	Dry Scrubbers – these "wash" the air emissions from the WTE process (called the gas stream) and remove any acidic gases by passing the gas stream through a liquid.
●
Electrostatic Precipitators (ESP) – these use high voltage electricity to remove up to 98% of all particles remaining in the gas stream after passing through the scrubbers, including any heavy metal particles.

●
Fabric Filters (baghouses) – these consist of a series of nearly two thousand fabric bags made of heat-resistant material which filter remaining particles from the gas stream. This includes any large concentrations of condensed toxic organic compounds (such as dioxins) and heavy metal compounds.

Incinerators and RDF processors are paid tipping fees for the garbage that they accept. Typically, these fees are more costly than the fees paid to landfill operators. Average tipping fees are lower at landfills than at combustion facilities, largely because of the high capital and operating costs at combustion facilities.

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

●
The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

●	The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.
●
The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

●	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

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

Biomass Recovery Process

MSW contains valuable resources if they can be recovered economically.  Waste haulers often bring unsorted waste by truck to MRFs for sorting and removal of selected materials prior to disposal in sanitary landfills.  To date, however, the amounts of materials recovered are relatively small, typically on the order of approximately 25 percent of the total volume of waste.

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

●
Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 50 to 60 percent of the incoming MSW and will be suitable for conversion to multiple energy or chemical products.

●
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

The process is currently working in a commercial plant in Coffs Harbor, Australia and has been in operations for over three years. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:

●	the relationship between agitation of the waste material, moisture, and the temperature and pressure of steam in the vessel uses less energy while obtaining a cleaner biomass resource;
●
the method of introduction of steam into the autoclave vessel, the pressure range, along with the method of full depressurization, and treatment of the steam being vented from the process to prevent air pollution make our process more environmentally friendly than any other means to handle MSW;

●	the method of mixing the heat and steam with the waste uniformly throughout the vessel create a homogenous feedstock for fuel production; and,
●	the direct and critical correlation between the length and diameter of the vessel, internal flighting and the total tonnage of waste to be processed for proper mixing and product yield.

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

Energy/Chemicals

We expect the primary product we will sell will be biomass from our Biomass Recovery Process to be used for conversion to energy or chemical products. We believe our biomass can be used in multiple varieties of energy production systems. We expect the uses for our biomass to expand as new energy production technologies are developed.

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

Americans produce more than 400 million tons of MSW annually.  About 30 percent of this waste is currently recovered and recycled.  We estimate that approximately up to an additional 50 percent could potentially be recovered.  As various waste processing technologies are refined, competition for this future resource will intensify.  As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

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

The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass Recovery Process.  The license agreement is for a term of 21 years or the life of any patent issued for the Biomass Recovery Process. The Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process, except that a principal owner of the Licensor has the right of first offer to manage and operate any project commenced using the licensed technology within 100 miles of the City of Chicago, Illinois. The license agreement further provides that the Company and the Licensor will work in good faith to complete a commercial development in the City of Chicago using the Biomass Recovery Process.

PSC Patent

The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with WWT. The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. The Company is now a licensor to Bio-Products for this patent. Bio-Products is the exclusive licensee of the PSC technology (but not the Biomass Recovery Process) and has the right to sublicense the PSC technology to any party. Under the Master License Agreement, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee effected a transfer of the license in violation of the License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the License Agreement. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is seeking that the Company’s termination of the License Agreement is void. Additionally, CCT has filed suit v. Cleantech and Steve Vande Vegte alleging anti-trust violations. On March 26, 2012, the Company filed a motion to dismiss. The hearing is currently set for May 7, 2012.

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

We do not currently have enough cash to fund our operations.  If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. In addition, in order to fund the development of our business plan, we will be required to:

●	obtain additional debt or equity financing,
●	secure significant government grants, and/or
●	enter into a strategic alliance with a larger energy or chemical company to provide funding.

The amount of funding needed to complete the development of our business plan will be very substantial and may be in excess of the amount of capital we are able to raise. We are identifying the sources for the additional financing that we will require, but currently do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, acceptance of our business plan, the quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products could be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.

We have no operating experience and may not be able to implement our business plan.

As an early stage company, there is no material operating history upon which to evaluate our business and prospects.  We do not expect to commence any significant operations until we test and refine information from a commercial plant for biomass production and/or develop or license an operating facility. As a result, we expect to sustain losses without corresponding revenues, which would result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.

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

We currently have two full-time employees, our Chief Executive Officer and Chief Financial Officer. As a result, part of our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. We cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.

We incur significant costs as a result of being a public company.

As an operating public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities are more time-consuming. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as an operating public company, we are required to have independent directors, create board committees and approve and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring significant additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our success may be dependent on continued high energy prices.

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

Energy policy in the United States is evolving rapidly. Over the last decade or so, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations.  We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.

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

Our common stock trades on the OTCQB. Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

●	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and
●
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

We believe that newer alternative energy companies and companies that effect reverse mergers, such as our company, are particularly susceptible to speculative trading that may not be based on the actual performance of the company, which increases the risk of price volatility in a common stock. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors. Some of the factors that could affect the volatility of our share price include:

●	significant sales of our common stock or other securities in the open market;
●	speculation in the press or investment community;
●	actual or anticipated variations in quarterly operating results;
●	changes in earnings estimates;
●	publication (or lack of publication) of research reports about us;
●	increases in market interest rates, which may increase our cost of capital;
●	changes in applicable laws or regulations, court rulings and other legal actions;
●	changes in market valuations of similar companies;
●	additions or departures of key personnel;
●	actions by our stockholders; and
●	general market and economic conditions.

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

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2011, we had 69,760,667 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 46 million shares of our common stock, 4,000,000 shares of our common stock in escrow to be released upon future conditions and requirements and warrants, immediately exercisable and representing the right to purchase 2,300,000 shares of our common stock.  An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 240,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. We are also authorized to issue up to ten million shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

●	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
●	receiving preferences over the holders of common stock regarding a surplus of funds in the event of our dissolution or liquidation;
●	delaying, deferring or preventing a change in control of our company; and
●	discouraging bids for our common stock.

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

ITEM 3.        LEGAL PROCEEDINGS

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On September 22, 2010, we notified Bio-Products International, Inc. (“Bio-Products”) that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products (a wholly-owned subsidiary of CES). We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the sub-license agreement is void. We intend to vigorously defend our rights.

Clean Conversion Technologies, Inc. v. Cleantech Biofuels, Inc. and Steve Vande Vegte - On January 30, 2012, CCT filed an anti-trust lawsuit against the defendants alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss. The hearing is currently set for May 7, 2012. We intend to vigorously defend our rights.

ITEM 4.        (REMOVED AND RESERVED)

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as quoted on the OTCBB or Pink Sheets, as appropriate (in February 2011, the market-makers in our common stock have completed their migration off of FINRA's BB (Bulletin Board) to OTC Markets Group. As a result, the Company is categorized and quotes can currently be found under the OTCQB tier):

	Price Range of Common Stock
Year Ended December 31, 2009	High	Low
First Quarter	$0.28	$0.02
Second Quarter	$0.45	$0.05
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.16	$0.06

Year Ended December 31, 2010
First Quarter	$0.15	$0.05
Second Quarter	$0.14	$0.04
Third Quarter	$0.08	$0.01
Fourth Quarter	$0.06	$0.03

Year Ended December 31, 2011
First Quarter	$0.09	$0.03
Second Quarter	$0.07	$0.04
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.06	$0.01

On March 21, 2012, the closing price of our common stock, as quoted on the OTCQB, was $0.03 per share. As of March 21, 2012, we had approximately 130 stockholders of record.

In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors on April 16, 2007 and approved by the SRS Energy shareholders on April 16, 2007.

 Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	11,292,000	$0.11	2,708,000

Equity compensation plans not approved by security holders	-	-	-

Totals	11,292,000		2,708,000

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

Recent Sales of Unregistered Securities –

During April 2009, the Company commenced a second offering of units comprised of a convertible promissory note and a warrant (this offering closed in September 2010). The Company raised a total of $1,198,500 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.08 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Two notes have been converted and beginning in March 2011, certain notes were exchanged into our November 2010 Offering as described below. As a result, as of December 31, 2011, we had $279,738 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

During June 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2011, the Company had raised a total of $75,000 of investment proceeds. The convertible promissory note carried a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, the note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). Each note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. Upon maturity in June 2011, this note was exchanged into our November 2010 Offering as described below. As a result, the balance due on this offering is $-0-.The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2012 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (the warrants were re-dated November 7, 2011 with an amendment). The issuance of Common Stock upon conversion of warrants was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

During November 2010, the Company commenced a third offering of units comprised of a convertible promissory note and a warrant.  As of December 31, 2011, the Company raised a total of $400,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Three notes were converted during 2011. As of December 31, 2011, we had $1,884,865 face value of notes outstanding, which includes the exchanged notes from our April 2009 and June 2010 Offerings. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In July 2011, 333,333 restricted shares of the Company’s common stock were issued to a consultant in exchange for $20,000 owed to the consultant for consulting fees. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In August 2011, an aggregate 600,000 restricted shares of the Company’s common stock were issued, in equal shares, to our non-management directors in recognition of their additional service and assistance to the Company outside of their duties as a member of the Company’s Board of Directors. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass.  We have provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to install this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the second quarter 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we will have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc., (“Sweetwater”) a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. Cleantech has agreed and has coordinated with the facility in Coffs Harbor, Australia to ship 10 pounds of biomass produced at the Coffs Harbor facility to the Sweetwater lab for testing. The shipment is expected to arrive in late-March or early-April 2012.

In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. Some initial testing was completed during the 3rd Quarter of 2011. We expect further testing to occur upon securing the requisite financing.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2011 compared to the year ended December 31, 2010

	Years ended December 31,
	2011	2010	Change	% Change
Costs and expenses:
General and administrative	$466,710	$691,428	$(224,718)	-33%
Professional fees	125,866	91,227	34,639	38%
	592,576	782,655	(190,079)

Other expense (income):
Interest	176,565	407,197	(230,632)	-57%
Other income	(50,000)	-	(50,000)	N/M
Interest income	1,572	(8,219)	9,791	-119%

Net loss applicable to common stockholders	$720,713	$1,181,633	$(460,920)	-39%

Costs and expenses:

General and administrative – The decrease in 2011 is due primarily to a decrease in salaries and share-based compensation of approximately $160,000 and a decrease of approximately $60,000 in marketing expenses.

Professional Fees – The increase in 2011 is due primarily to increases in consulting fees.

Other expense (income):

Interest expense – The decrease in 2011 is due to decreased amortization of approximately $245,000 of discounts related to various notes as the remaining discounts became fully amortized during 2011, offset by an increase of $15,000 in interest expense on our convertible notes due to the addition of new notes in 2011.

Other income – Included in 2011 is $50,000 related to a diesel fuel production agreement not completed.

Interest income – Included in 2011 is approximately $15,000 to write-off accrued interest related to Notes issued for restricted stock grants that expired and were not paid.

Year ended December 31, 2010 compared to the year ended December 31, 2009

	Years ended December 31,
	2010	2009	Change	% Change
Costs and expenses:
General and administrative	$691,428	$1,087,889	$(396,461)	-36%
Professional fees	91,227	290,023	(198,796)	-69%
Research and development	-	693,146	(693,146)	-100%
	782,655	2,071,058	(1,288,403)

Other expense (income):
Interest	407,197	906,535	(499,338)	-55%
Other income	-	(32,000)	32,000	N/M
Interest income	(8,219)	(11,771)	3,552	-30%

Net loss applicable to common stockholders	$1,181,633	$2,933,822	$(1,752,189)	-60%

Costs and expenses:

General and administrative – The decrease in 2010 is due primarily to a decrease in salaries and share-based compensation of approximately $330,000 and a decrease of approximately $70,000 in marketing expenses.

Professional Fees – The decrease in 2010 is due to reductions in legal and consulting fees of approximately $132,000 and $65,000, respectively.

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

Other expense (income):

Interest expense – The decrease in 2010 is due primarily to decreased amortization of approximately $500,000 of discounts related to various notes as the majority of these discounts became fully amortized during 2010.

Other income – The other income in 2009 was for a two-month lease and subsequent sale of the HFTA equipment previously purchased.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 23, 2012, we raised an aggregate of $2.5 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 23, 2012, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have terminated our agreement with Houlihan Capital but the Company is continuing to explore and evaluate a range of strategic financing alternatives and/or other transactions. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan.

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

Each note may be converted, at the note holder’s option, at any time during the one-year term of the note or prior to the closing of any “Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as short-term debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 Offering which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and are fully amortized as of December 31, 2011. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	2011	2010	2009
2008 Offering	$-	$7,137	$523,791
2009 Offering	26,596	253,481	113,344
6/10 Offering	11,573	13,571	-
CMS Acquisition, LLC	3,492	7,222	-
Vertex	-	6,558	178,392
Total amortization	$41,661	$287,969	$815,527

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2011, we had $279,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of December 31, 2011, had raised a total of $400,000 of investment proceeds. Two notes were converted during the first quarter of 2011 and one during the fourth quarter of 2011. As of December 31, 2011, we had $1,884,865 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2012 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (the warrants were re-dated November 7, 2011 with an amendment). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2011	2010	2009
Net cash used by operating activities	$(280,510)	$(245,033)	$(715,264)
Net cash used by investing activities	-	-	(20,702)
Net cash provided by financing activities	274,537	250,094	640,261

Net cash used by operating activities

During 2011 and 2010, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash used by investing activities

During 2009, cash used by investing activities was for capital expenditures.

Net cash provided by financing activities

During 2011, 2010 and 2009, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes for $365,000, $485,000 and $958,500, respectively, offset by payments against other Notes Payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2011. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,264,000	$2,264,000	$-	$-	$-
CMS Acquition Note (2)	84,000	84,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,348,000	$2,348,000	$-	$-	$-

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

(2)	Amount represents value of principal amount of note and interest and is secured by a security interest in thePSC Patent. Final payment on this note is due May 15, 2012.
(3)	The lease for our office space has expired and we are currently working on a new lease while we occupy the space.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which we have:

●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;
●	liquidity or market risk support to such entity for such assets; or
●
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.1 million as of December 31, 2011. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

Deferred Taxes - We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company incurred no income taxes to date. Any benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

Stock-Based Compensation - We account for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. We compensate certain employees, officers, directors and consultants with share-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility.

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

Fair Value Measurement - We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the year ended December 31, 2011 and 2010, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. (a development stage company) and subsidiaries as of December 31, 2011, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011 and for the period from July 14, 2004 (inception) to December 31, 2011.  CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company and its subsidiaries are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2011, 2010 and 2009, and the results of their operations and their cash flows for the years in the three-year period ended December 31, 2011 and from July 14, 2004 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s significant operating losses and recent inability to secure additional capital to implement its business plan raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILHOUSE & NEAL, LLP
Certified Public Accountants

March 6, 2012

 CLEANTECH BIOFUELS, INC.
 (formerly Alternative Ethanol Technologies, Inc.)
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$-	$5,973
Prepaids and other current assets	41,599	39,905
	41,599	45,878

Property and equipment, net	4,783	9,777

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,167,632	$2,176,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$370,410	$392,950
Accrued interest	105,009	121,260
Accrued professional fees and other	716,427	487,835
Notes payable, net	2,242,299	1,871,669
Deferred revenue	-	50,000
Capital lease	-	1,211
Total Current Liabilities	3,434,145	2,924,925

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
69,760,667 and 68,309,679 shares issued and outstanding at
December 31, 2011 and 2010, respectively	69,761	68,310
Additional paid-in capital	6,366,823	6,301,726
Notes receivable - restricted common stock	(159,385)	(295,057)
Deficit accumulated during the development stage	(7,543,712)	(6,822,999)
Total Stockholders' Equity (Deficit)	(1,266,513)	(748,020)
Total Liabilities and Stockholders' Equity (Deficit)	$2,167,632	$2,176,905

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2011	2010	2009	2011
Costs and expenses:
General and administrative	$466,710	$691,428	$1,087,889	$3,313,777
Professional fees	125,866	91,227	290,023	1,266,557
Research and development	-	-	693,146	1,217,847
	592,576	782,655	2,071,058	5,798,181

Other expense (income):
Interest	176,565	407,197	906,535	1,736,755
Amortization of technology license	-	-	-	35,000
Deposit forfeiture	-	-	-	(25,000)
Other income	(50,000)	-	(32,000)	(82,000)
Interest income	1,572	(8,219)	(11,771)	(53,572)
	128,137	398,978	862,764	1,611,183

Income tax benefit	-	-	-	-

Net loss	$720,713	$1,181,633	$2,933,822	$7,409,364

Basic and diluted net loss per common share	$0.01	$0.02	$0.05	$0.14
Weighted average common shares outstanding	69,104,910	67,924,219	63,069,675	53,192,754

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Notes Rec -
			Additional	restricted	July 14, 2004
	Common Stock		Paid-in	common	(inception) to
	Shares	Amount	Capital	stock	Dec 31, 2011
Balances at December 31, 2008	61,270,153	$61,270	$4,675,098	$(162,567)	$(2,707,544)
Conversions of convertible notes in 2009 at $.25 per share	466,268	466	116,102
Conversions of convertible notes in 2009 at $.08 per share	687,500	688	35,967
Discounts on Notes Payable			391,069
Issuances of shares in August 2009 at $.13 per share for
Net Issuance Elections for warrants	357,778	358	(358)
Issuance of restricted shares in June and December 2009
at $.12 and $.06 per share, respectively	1,250,000	1,250	111,250	(112,500)
Shares released from escrow to HFTA in Aug-09 at $.10/share	1,925,125	1,925	190,587
Issuance of restricted shares to Directors in Sep-09 at
$.10 per share	300,000	300	29,700	(30,000)
Interest on Notes Receivable				(11,771)
Stock-based compensation			361,721
Net loss					(2,933,822)
Balances at December 31, 2009	66,256,824	66,257	5,911,136	(316,838)	(5,641,366)
Discounts on Notes Payable			128,054
Issuance of restricted shares to a Director in Feb-10 at
$.10 per share	150,000	150	14,850	(15,000)
Conversion of Debentures in Apr-10 at $.08 per share	2,069,375	2,069	163,480
Conversion of Convertible Note in June-10 at $0.08/share	133,480	134	10,545
Interest on Notes Receivable				(16,815)
Expiration of Notes Receivable in Aug-10 at $0.15/share	(300,000)	(300)	(44,700)	53,596
Stock-based compensation			118,361
Net loss					(1,181,633)
Balances at December 31, 2010	68,309,679	68,310	6,301,726	(295,057)	(6,822,999)
Conversion of Convertible Notes in 2011 at $0.06/share	1,627,655	1,627	96,032	-	-
Expiration of Note Receivable in June-11 at $0.12/share	(625,000)	(625)	(74,375)	82,514	-
Expiration of Note Receivable in Dec-11 at $0.06/share	(625,000)	(625)	(36,875)	41,252	-
Expiration of Note Receivable in Dec-11 at $0.36/share	(60,000)	(60)	(21,540)	24,995	-
Issuance of restricted shares to consultant in July-2011
at $0.06 per share	333,333	334	19,666	-	-
Issuance of restricted shares to directors in Aug-2011
at $0.055 per share	600,000	600	32,400	-	-
Issuance of restricted shares to former employee in
Sep-2011 at $0.05 per share	200,000	200	9,800	-	-
Interest on Notes Receivable	-	-	-	(13,089)	-
Stock-based compensation	-	-	39,989	-	-
Net loss	-	-	-	-	(720,713)
Balances at December 31, 2011	69,760,667	$69,761	$6,366,823	$(159,385)	$(7,543,712)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 14, 2004
				(inception) to
	Year Ended December 31,			December 31,
Operating Activities	2011	2010	2009	2011
Net loss applicable to common stockholders	$(720,713)	$(1,181,633)	$(2,933,822)	$(7,409,364)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	-	100
Depreciation	4,994	10,531	19,220	63,573
Amortization	-	-	-	35,000
Interest income	1,572	(8,219)	(11,771)	(26,185)
Amortization of discounts (interest expense) and
other financing charges	41,662	287,968	815,526	1,284,106
Share-based compensation expense	39,989	118,361	361,721	778,192
Issuance of restricted common stock	63,000	-	-	63,000
Write-off of technology license	-	-	693,045	790,545
Fair value of RAM warrant settlement	-	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(194)	7,191	53,440	(20,098)
Technology license	-	-	-	(132,500)
Accounts payable	(22,540)	90,052	63,973	370,410
Other assets and other liabilities	83,128	118,574	113,961	391,302
Accrued liabilities	228,592	312,142	109,443	716,427
Net cash used by operating activities	(280,510)	(245,033)	(715,264)	(2,970,465)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-	-
Expenditures for equipment	-	-	(20,702)	(54,237)
Net cash used by investing activities	-	-	(20,702)	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(1,500)	(10,615)	(21,576)	(21,500)
Payments on capital lease, including interest	-	(4,959)	(5,049)	(13,903)
Series A Convertible Debentures, including interest	-	-	-	1,424,900
Issuance of Note Payable	-	100,000	-	100,000
Issuance of Convertible Notes Payable	365,000	385,000	958,500	2,315,500
Payments on Notes Payable	(88,963)	(219,332)	(291,614)	(635,295)
Sale of common stock	-	-	-	25,000
Net cash provided by financing activities	274,537	250,094	640,261	3,194,702
Net increase (decrease) in cash and cash equivalents	(5,973)	5,061	(95,705)	-
Cash and cash equivalents at beginning of period	5,973	912	96,617	-
Cash and cash equivalents at end of period	$-	$5,973	$912	$-

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd

				July 14, 2004
				(inception) to
	Year Ended December 31,			December 31,
	2011	2010	2009	2011

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,172	$721	$3,036	$23,139

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$-	$100
Common stock issued to consultant, directors and former employee	$63,000	$-	$-	$63,000
Common stock issued for promissory notes	$-	$-	$-	$133,596
Common stock issued for Debentures converted	$-	$165,550	$-	$1,498,887
Common stock issued for convertible notes converted	$97,659	$10,678	$153,009	$280,429
Common stock and note payable issued for acquistion of Biomass	$-	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$192,513	$693,045

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

Consolidation - The financial statements include the accounts of Cleantech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc. and CTB Licensing, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Research and Development Costs - Research and development expenditures (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs), including payments to collaborative research partners are expensed as incurred.

Impairment of Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable primarily through reviewing changes in business plans and use of such assets. When factors indicate that an asset should be evaluated for possible impairment, the Company reviews long-lived assets to assess future use or recoverability of such asset. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value. An impairment loss of approximately $690,000 was recorded in the year ended December 31, 2009. See further footnote disclosures for details of this impairment.

Intellectual Property - Intellectual property, consisting of our licensed/owned patents and other proprietary technology, are stated at cost and will be amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Amortization of these assets has not yet begun as the assets have not been placed in service as we have not yet commenced operations.

Property, plant and equipment - Newly acquired property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets, on the straight-line method for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes - The Company accounts for income taxes in accordance with accounting guidance, which requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between financial statement and tax accounting methods and any available operating loss or tax credit carry forwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes, effective for periods ending after September 15, 2009) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008-2011.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

Convertible Notes Payable and Warrants – The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as short-term debt (notes payable) in the financial statements, net of any discounts for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

Stock-based compensation - The Company accounts for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the financial statements. In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants.  The Company has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or shares of restricted stock under the Stock Plan. We compensate certain employees, officers, directors and consultants with stock-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility. Our key assumptions are described in further detail in the Share-Based Payments Note to the Consolidated Financial Statements.

Fair Value Measurement - We use fair value accounting and reporting to specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect our own assumptions of market participant valuation. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly;

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the year ended December 31, 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

Dividends - We have no material operating history and therefore have had no earnings to distribute to stockholders.  We currently intend to retain our earnings, if any, and reinvest them in the development and growth of our business and do not foresee payment of a dividend in any upcoming fiscal period.

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2011, 2010 and 2009, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 62 million, 44 million and 32 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In May 2011, the FASB issued updated guidance on fair value measurements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. We will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2012. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. The guidance requires additional disclosure for transfer activity pertaining to Level 1 and 2 fair value measurements and purchase, sale, issuance, and settlement activity for Level 3 fair value measurements. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on our consolidated financial statements. The guidance for the activity in Level 3 disclosures is effective for fiscal years beginning after December 15, 2010. The Company had no transfers between Level 1, 2 or 3 inputs during the years ended December 31, 2011 and 2010.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of December 31, 2011, it would result in an increase of approximately $120,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	December 31,
	2011	2010
Computers	$7,999	$7,999
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	42,498	42,498
Accumulated Depreciation	(37,715)	(32,721)
Total	$4,783	$9,777

For the years ended December 31, 2011 and 2010, we had depreciation expense of $4,994 and $10,531, respectively.

Note 5 – Patent

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 27, 2012, which extended the due date to May 15, 2012. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011 and (iii) re-dated the warrants to November 7, 2011.

Note 6 - Technology Licenses

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

Bio-Products International, Inc.
As disclosed in Note 5 - Patent, the Company acquired the PSC Patent in 2008 and as a result, became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The court granted our demurrer to dismiss Cleantech from this lawsuit on December 8, 2011. See Note 12 – Commitments and Contingencies for a further update.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 – Debt

	December 31,
	2011	2010

Convertible Notes Payable (2009 Offering), net of discounts of $-0- and $26,595 at December 31, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $279,738 and $1,703,329 at December 31, 2011 and December 31, 2010, respectively, due in one year from date of note, interest at 6.0%	$279,738	$1,676,734

Convertible Notes Payable (11/10 Offering), net of discounts of $-0- and $-0- at December 31, 2011 and December 31, 2010, respectively, which are made up of various individual notes with an aggregate face value of $1,884,865 and $35,000 at December 31, 2011 and December 31, 2010, respectively, due in one year from date of note, interest at 6.0%	1,884,865	35,000

CMS Acquisition, LLC Note Payable, net of discount of $-0- and $3,492 at December 31, 2011 and December 31, 2010, respectively, with a face value of $77,696 and $100,000 at December 31, 2011 and December 31, 2010, respectively, due on May 15, 2012, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	96,508

Convertible Note Payable (6/10 Offering), net of discounts of $-0- and $11,573 at December 31, 2011 and December 31, 2010, respectively, which is made up of one note with a face value of $-0- and $75,000 at December 31, 2011 and December 31, 2010, due in one year from date of note, interest at 12.0%	-	63,427

Total debt	2,242,299	1,871,669
Current maturities	(2,242,299)	(1,871,669)
Long-term portion, less current maturities	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2011, we had $279,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. The first of these notes matured in April 2010. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of December 31, 2011, had raised a total of $400,000 of investment proceeds. Two notes were converted during the first quarter of 2011 and one note was converted during the fourth quarter of 2011. As of December 31, 2011, we had $1,884,865 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See the Subsequent Events footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2012 pursuant to an amendment on March 27, 2012 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (re-dated to November 7, 2011 with an amendment). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

Vertex (formerly WWT) Note Payable

As disclosed previously in Note 5 - Patent, as part of the purchase of the PSC Patent, the Company issued a note in the amount of $450,000 to WWT, which subsequently assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. as a result of a merger in March 2009. This note was paid in full in September 2010. The value of these warrants was recorded as a contra-balance amount discount with the note and was amortized through interest expense over the life of the note.

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	2011	2010	2009
2008 Offering	$-	$7,137	$523,791
2009 Offering	26,596	253,481	113,344
6/10 Offering	11,573	13,571	-
CMS Acquisition, LLC	3,492	7,222	-
Vertex	-	6,558	178,392
Total amortization	$41,661	$287,969	$815,527

Note 8 - Stockholders' Deficit

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

In April 2010, the Company issued 2,069,375 shares of Common Stock ($0.08 per share) upon the conversion of $140,000 of the Company’s Series A Debentures and accrued interest of approximately $25,000.

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

In June and December 2011, separate notes receivable from a consultant matured and were not paid. The notes were originally issued in June 2009 and December 2009 to purchase shares of our common stock. As a result, 625,000 shares of restricted stock, issued at $0.12 per share, and 625,000 shares of restricted stock, issued at $0.06 per share were forfeited and cancelled.

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

In December 2011, the Company issued 860,183 shares of Common Stock ($0.06 per share) to an investor upon the conversion of a Convertible Note.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

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

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel and have incurred less than $100 in legal fees since January 2010. As of December 31, 2011, all amounts have been paid to SSB except for approximately $90,000.

The Company uses the Crane Agency (“Crane”) as its broker for business and property insurance. Our CEO’s brother was employed by Crane and involved in the negotiation of coverage and premiums related to policies purchased through December 31, 2010 (when his employment with Crane ended). The Company paid less than $3,000 for the years ended December 31, 2011 and 2010 in commissions on policies placed by Crane.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of December 31, 2011 and 2010, the aggregate balances of advances totaled approximately $30,000 and $20,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of December 31, 2011 and December 31, 2010, the aggregate amount due on these investments, including interest, is approximately $650,000 and $613,000, respectively. Mr. Bared, Mr. Bransby and Dr. Nickerson have agreed to exchange all of their notes into our 11/10 Offering, except one for $50,000 for Dr. Nickerson. He has put the company on notice of his demand for payment and intent not to exchange this note. As of December 31, 2011, this note has not been repaid.

Note 10 – Share-based Payments

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

	For the years ended December 31,
	2011	2010	2009
Risk-free interest rate	.98%-2.28%	1.76%-2.58%	2.44%
Dividend yield	0%	0%	0%
Volatility	19.75%-21.8%	24.3%-28.9%	29.58%
Expected term (years)	5.0	5.0	5.0
Weighted-average Fair Value	$0.01	$.02-$.03	$0.03

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

	For the Year Ended December 31,
	2011	2010	2009
Pre-tax compensation expense:
Stock options	$39,989	$118,361	$361,721
Warrants	-	-	-
Total expense	39,989	118,361	361,721
Tax benefit, net	-	-	-
After-tax compensation expense	$39,989	$118,361	$361,721

Related to all grants, the Company will record future compensation expense for stock options of approximately $15,000 for 2012. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $300,000 at December 31, 2011. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2011, there was approximately $25,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 2.3 years. There are 3,705,000 options granted that are not yet vested as of December 31, 2011. These options have a weighted average exercise price of $0.05.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2011, is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2008	6,510,000	$0.19	(1)
Granted	305,000	0.10
Options outstanding at December 31, 2009	6,815,000	0.19	(1)
Granted	322,000	0.07
Forfeited	(1,600,000)	0.26
Options outstanding at December 31, 2010	5,537,000	0.16	(1)
Granted	4,310,000	0.05
Forfeited	(25,000)	0.10
Options outstanding at December 31, 2011	9,822,000	0.11	(1)

Options exercisable at December 31, 2011	6,117,000	$0.13	(1)

(1) The weighted-average exercise price at December 31, 2011, 2010 and 2009 for all options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock for the three years ended December 31, 2011:

	Restricted Shares Issued	Weighted-Avg Exercise Price
Balance as of December 31, 2008	780,000	$0.20
Granted	1,550,000	0.09
Balance as of December 31, 2009	2,330,000	0.13
Granted	150,000	0.10
Forfeited	(300,000)	0.15
Balance as of December 31, 2010	2,180,000	0.12
Granted	600,000	0.06
Forfeited	(1,310,000)	0.10
Balance as of December 31, 2011	1,470,000	0.10

Restricted stock vested at December 31, 2011	1,465,833	$0.11

Note 11 – Income Taxes

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

The Company incurred no income taxes for the years ended December 31, 2011, 2010 and 2009.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2011, 2010 and 2009 is approximately $280,000, $460,000 and $1,086,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2011, net operating loss carryforwards of approximately $18,000, $182,000 $630,000, $928,000, and $74,000 are available to offset future taxable income and expire in 2026, 2027, 2028, 2029 and 2030, respectively. This results in a net deferred tax asset of approximately $730,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Temporary differences which give rise to net deferred tax assets at December 31, 2011 and 2010 are:

	At December 31,
	2011	2010
Start-up costs	$642,000	$580,000
Net operating loss carryforward	730,000	730,000
Accrual to cash conversion	1,008,000	801,000
Share-based compensation related to stock options	303,000	287,000
Other	4,000	8,000
Total	2,687,000	2,406,000
Valuation allowance	(2,687,000)	(2,406,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 6 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the license agreement is void. On January 30, 2012, CCT filed an anti-trust lawsuit against the Company and Mr. Vande Vegte alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss. The hearing is currently set for May 7, 2012. We intend to vigorously defend our rights. In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. We believe that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an adverse outcome could be material to the Company’s results of operations or cash flows for any particular reporting period.

Commitments
Lease – The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 13 – Subsequent Events

Convertible Notes Payable
In connection with our 11/10 Offering, which is still open, we have raised a total of $435,000 of investment proceeds as of March 23, 2012.

All of the promissory notes in our 2009 Offering are now due. Certain notes have been refinanced to our 11/10 Offering, converted to shares of our common stock or repaid. Additionally, some notes in our 11/10 Offering are also now due. As of March 23, 2012, approximately $420,000 is currently due in the aggregate, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

CMS Acquisition, LLC Note Payable
Pursuant to an amendment on March 27, 2012, the due date of the note has been extended to the earlier of: (i) May 15, 2012 (extended from February 7, 2012) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2011:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$117,843	$97,481	$142,755	$108,631
Professional fees	43,264	18,040	31,395	33,167
	161,107	115,521	174,150	141,798
Other expense (income):
Interest	58,993	47,196	34,951	35,425
Other (income) expense	(3,832)	3,958	(2,953)	(45,601)

Net loss applicable to common stockholders	$216,268	$166,675	$206,148	$131,622

Basic net loss per common share	**	**	**	**

** - less than $.01 per share

	For the quarters ended 2010:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$195,401	$241,350	$155,019	$99,658
Professional fees	41,524	32,946	32,988	(16,231)
	236,925	274,296	188,007	83,427
Other expense (income):
Interest	119,518	104,626	101,302	81,751
Other (income) expense	(4,291)	(4,439)	4,377	(3,866)

Net loss applicable to common stockholders	$352,152	$374,483	$293,686	$161,312

Basic net loss per common share	$0.01	$0.01	**	**

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2011. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has not been audited by Milhouse & Neal, LLP, an independent registered public accounting firm, as there was no Securities and Exchange Commission requirement for Cleantech Biofuels, Inc. to obtain this audit as of December 31, 2011.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2011, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm - This annual report does not include an attestation report of our registered public accounting firm as such report is not required due to established rules of the Securities and Exchange Commission for smaller reporting companies.

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

Class III Director:  Terms expiring in 2013

Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	53	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

Class I Directors: Terms expiring in 2014

Name	Age	Principal Occupation	Service as Director Since
Paul Simon, Jr.	53	Mr. Simon is a licensed attorney practicing in St. Louis, Missouri and has been a partner in the firm, Sauerwein, Simon, & Blanchard, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his B.S. in Business Administration and St. Louis University School of Law where he received his J.D.	2007
Jose Bared, Sr.	70	Mr. Bared began his career as an engineer and in 1968 founded The Bared Company, a Mechanical and Electrical Engineering and Design company. Mr. Bared was also a member of the founding group that purchased Republic National Bank of Miami in 1971. Mr. Bared served as a director of the bank from 1971 until its sale in 1998. Currently Mr. Bared serves on the Board of Directors of Jackson – United Petroleum, a natural gas producer operating in Kentucky and Pennsylvania. He has served on the Board of Trustees for the University of Miami for the past 30 years. He also has served on the Board of Governors of the Sylvester Cancer Center for the past 15 years and is a life member of the center. Mr. Bared holds a B.S. in Mechanical Engineering from the University of Miami.	2010

Class II Directors:  Terms expiring in 2012

Name	Age	Principal Occupation	Service as Director Since
Jackson Nickerson, Phd	49	Dr. Nickerson is the Frahm Family Professor of Organization and Strategy at Washington University's Olin Business School in St. Louis and has been at the university since 1996. He consults with numerous profit and not-for-profit organizations on strategy development. Dr. Nickerson launched and is currently a director of nformd.net, a privately held new media company. He has a B.S. in mechanical engineering from Worcester Polytechnic Institute and an M.S. in mechanical engineering, an M.B.A. and a Ph.D. from the University of California, Berkeley.	2009

David Bransby, Phd	60	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies	2009

Name	Age	Principal Occupation	Service as Officer Since
Thomas Jennewein	48	Mr. Jennewein is currently the Chief Financial Officer of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005.	2007

Audit Committee

The Audit Committee is currently comprised of Messrs. Nickerson (Chairman) and Bransby, each of whom is “independent” in accordance with the Nasdaq standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. In addition, the Company has determined that Mr. Nickerson is qualified as an “audit committee financial expert” as that term is defined in the rules of the SEC. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants and performs other functions or duties provided in the Audit Committee Charter. During the 2011 fiscal year, the Audit Committee held one meeting.

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

Our Executive Compensation Policy

We believe that a critical factor in attracting and retaining talented and dedicated management that is necessary for our success is the establishment and fair implementation of a comprehensive executive compensation program. Accordingly, our overall compensation philosophy is to offer our executives and other members of our management team compensation and benefits that meet and enhance our goals of attracting, retaining and motivating highly skilled people to work together as a team to achieve our financial and strategic business objectives. In furtherance of this compensation philosophy, our executive compensation program is designed to:

●	provide fair and reasonable compensation that meets the competitive environment for executive talent;
●	help motivate the members of our executive team for excellent performance; and
●	align the interests of our executive team members with those of our stockholders and the long-term success of our company.

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

Base Salary - In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Mr. Hennessey and $120,000 for Mr. Jennewein. In addition, Mr. Hennessey was paid $56,000 during 2008 under a previous employment agreement. Salaries are currently paid based on cash availability. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses - None of our executive officers were paid a bonus in 2011, 2010, or 2009.  We do not currently have any bonus plan for executive officers.

Long-Term Incentive Compensation - The long-term incentive awards for our executive officers are made under our 2007 Stock Option Plan under which the Board of Directors may, among other things, grant or award stock options and other stock-based awards, subject to certain limitations and restrictions as set forth in the plan. Our use of stock-based awards for our executive officers is the primary means by which we provide our executive officers a long-term incentive that becomes more valuable to the executive to the extent our share value increases, thereby aligning each executive’s interest with the interest of our stockholders.

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

Executive Perquisites - Historically, we have not offered perquisites to our executive officers.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2011 compensation paid to our executive officers is fully deductible.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2011.

			(1) Stock
Name and Principal Position(s)	Year	Salary ($)	Options ($)	Total ($)
Edward P. Hennessey, President and CEO	2008	$68,000	$103,574	$171,574
	2009	109,000	227,182	336,182
	2010	15,500	75,271	90,771
	2011	17,500	25,154	42,654
Thomas Jennewein, Chief Financial Officer	2008	10,000	36,623	46,623
	2009	92,000	45,880	137,880
	2010	13,500	18,444	31,944
	2011	20,500	11,680	32,180

(1)
The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements included in this report. The amounts represent the accounting cost in accordance with U.S. GAAP that the Company recorded in its Statements of Operations in each year.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2011. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2011, which was $0.03.

	Option Awards						Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable		Number of Securities Underlying Unexercised Options (#) - Unexercisable (3)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have vested (#)		Market value of shares or units of stock that have vested
Edward P. Hennessey	8/31/2007	2,250,000	(1)	-	$0.15	8/31/2014			$-
	12/4/2008	1,200,000	(2)	-	$0.15	12/4/2015			$-
	12/4/2008						60,000	(4)	$-
	8/25/2011	-	(6)	2,200,000	$0.055	8/25/2018			$-
Thomas G. Jennewein	8/31/2007	800,000	(1)	-	$0.15	8/31/2014			$-
	12/4/2008	400,000	(2)	-	$0.36	12/4/2015			$-
	12/4/2008						60,000	(4)	$-
	7/6/2010	162,000	(5)	-	$0.07	7/6/2017			$-
	1/4/2011	500,000	(7)	250,000	$0.05	1/4/2018			$-
	8/25/2011	-	(6)	750,000	$0.055	8/25/2018			$-

(1) (2) (3) (4) (5) (6) (7)
This option grant vested in three equal annual installments beginning on August 31, 2008.
This option grant vested in three equal annual installments beginning on August 31, 2009.
The options shown in this column are nonvested as of December 31, 2011.
This stock award was granted on December 4, 2008. Each officer issued promissory notes with an exercise price of $0.36.
This stock award was granted on July 6, 2010 and vested immediately.
This option grant vests in three equal annual installments beginning on August 31, 2012.
This option grant vests in three equal installments on January 4, 2011; August 31, 2011 and August 31, 2012.

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
Thomas G. Jennewein	-	$-	266,667	$200,000		60,000	$-
	-	$-	533,333	$-	(2)
	-	$-	400,000	$-	(2)
	-	$-	162,000	$-	(2)
	-	$-	500,000	$-	(2)

(1)	The values reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.03 to $0.90.

(2)	The price of our common stock on these vesting dates was less than or equal to the exercise price of the options.

Pension Benefits - None of our Named Executive Officers are covered by a defined benefit pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation - We do not have any nonqualified deferred compensation plans.

Director Compensation – Each of the Company’s non-employee directors received compensation of 150,000 restricted shares of the Company’s common stock and a grant of 90,000 options (two-year vesting period) in 2011. Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of company common stock upon beginning as a director of the Company. The Company’s non-employee directors received no salary or other compensation as a board or committee member in 2011, 2010 and 2009.

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

If employment is terminated for any of the reasons set forth above, the Named Executive Officers discussed above will only receive their base salary accrued but unpaid as of the date of the termination. If employment is terminated for any reason other than those set forth above and those subsequent to a change in control of the Company, as discussed below, the Officers will receive one year of base salary. Additionally, all of Mr. Hennessey’s and Mr. Jennewein’s shares subject to stock options will vest.

If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date on which he was terminated.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1) 7310 Forsyth Ave., Unit 104 Clayton, MO 63105	7,443,275	10.7%
SRS Legacy Trust(2) 147 N. Meramec, Suite 200 Clayton, MO 63105	6,972,214	10.0%
RAM Resources, L.L.C.(3) 13397 Lakefront Drive Earth City, Missouri 63045	4,236,089	6.1%

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.

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

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2011, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.  Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr.	10,953,275	(1)	15.0%
Thomas Jennewein	1,922,000	(2)	2.7%
Jackson Nickerson	391,151	(3)	*	%
David Bransby	340,000	(2)	*	%
Jose Bared	340,000	(2)	*	%
Paul Simon	417,935	(3)	*	%
Total owned by All Executive Officers and Directors	14,364,361		19.1%

*Less than 1%.

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

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010). As of December 31, 2011, the aggregate balance of advances totaled approximately $30,000.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and Mr. David Bransby are parties to investments in our Convertible Note offerings – approximately $650,000 in the aggregate, including principal and interest as of December 31, 2011. Mr. Bared, Mr. Bransby and Dr. Nickerson have agreed to exchange all of their notes into our 11/10 Offering, except one for $50,000 for Dr. Nickerson. He has put the company on notice of his demand for payment and intent not to exchange this note. As of December 31, 2011, this note has not been repaid.

We use the Crane Agency Co. as our broker for business and property insurance.  Our CEO’s brother was employed at the Crane Agency Co. through the end of 2010 and had been involved in the negotiation of our insurance policies.  We continue to purchase insurance through the Crane Agency Co. and expect to continue in the future.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the amount of audit fees, tax fees, audit-related fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm and/or Larry O’Donnell, CPA (the Company’s former independent registered public accounting firm),:

	For the years ended December 31,
	2011	2010
Audit Fees (1)	$10,200	$18,900
Tax Fees	-	-
Audit-Related Fees	-	-
All Other Fees	-	-
Total Fees	$10,200	$18,900

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and Inception to December 31, 2011
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and Inception to December 31, 2011
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

10.4*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.6*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.8*	Form of Employee Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9*	Form of Employee Stock Option Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10	Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).

10.11	Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).
10.12	Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).
10.13	Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.14	Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.15	Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.16	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).
10.17*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).
10.18	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).
10.19	Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010). Subsequently terminated this agreement and the May 2011 amended agreement with Houlihan Capital, LLC effective Februray 9, 2012 (incorporated herein by reference to the Registrant’s current report on Form 8-K filed on February 15, 2012).
10.20	Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.21	Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.22	Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).
10.23	Amendment No. 2 dated May 31, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed on June 1, 2011).
10.24	Amendment No. 3 dated July 29, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s current report on Form 8-K filed on August 2, 2011).
10.25*	Form of Employee Stock Option Agreement entered into with Edward P. Hennessey, Jr. and Tom Jennewein (incorporated herein by reference to Exhibit 10.25 of the Registrant’s current report on Form 8-K filed on August 31, 2011).
10.26*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 of the Registrant’s current report on Form 8-K filed on October 19, 2011).
10.27	Amendment No. 4 dated November 7, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s current report on Form 8-K filed on November 10, 2011).
10.28	Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer
__________
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
(registrant)

March 29, 2012	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 29, 2012	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2012	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 29, 2012	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein,
Chief Financial Officer (principal financial and accounting officer)

March 29, 2012	By:	/s/ Dr. Jackson Nickerson
Jackson Nickerson, Director

March 29, 2012	By:	/s/ Dr. David Bransby
David Bransby, Director

March 29, 2012	By:	/s/ Paul Simon, Jr.
Paul Simon, Jr., Director

March 29, 2012	By:	/s/ Jose Bared, Sr.
Jose Bared, Sr.., Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.4*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.6*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.8*	Form of Employee Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.9*	Form of Employee Stock Option Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.10	Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).
10.11	Sublicense Agreement with HFTA dated March 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 25, 2008).
10.12	Sublicense Agreement among SRS Energy, Inc., Cleantech Biofuels, Inc. and HFTA for Methods and Apparatus for Treating Biomass Material (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on March 25, 2008).
10.13	Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.14	Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.15	Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.16	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).
10.17*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).

10.18	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).
10.19	Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010). Subsequently terminated this agreement and the May 2011 amended agreement with Houlihan Capital, LLC effective Februray 9, 2012 (incorporated herein by reference to the Registrant’s current report on Form 8-K filed on February 15, 2012).
10.20	Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.21	Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.22	Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).
10.23	Amendment No. 2 dated May 31, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed on June 1, 2011).
10.24	Amendment No. 3 dated July 29, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s current report on Form 8-K filed on August 2, 2011).
10.25*	Form of Employee Stock Option Agreement entered into with Edward P. Hennessey, Jr. and Tom Jennewein (incorporated herein by reference to Exhibit 10.25 of the Registrant’s current report on Form 8-K filed on August 31, 2011).
10.26*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 of the Registrant’s current report on Form 8-K filed on October 19, 2011).
10.27	Amendment No. 4 dated November 7, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s current report on Form 8-K filed on November 10, 2011).
10.28	Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

____________
*Management contract or compensatory plan or arrangement.