Form 10-Q
period 2012-03-31
CleanTech Biofuels, Inc.
filed 2012-05-14
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___TO ___

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

As of May 10, 2012, 72,486,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Prepaids and other current assets	36,836	41,599
	36,836	41,599

Property and equipment, net	3,535	4,783

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,161,621	$2,167,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$375,729	$370,410
Accrued interest	139,014	105,009
Accrued professional fees and other	805,297	716,427
Notes payable, net	2,273,223	2,242,299
Total Current Liabilities	3,593,263	3,434,145

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
69,844,000 and 69,760,667 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	69,844	69,761
Additional paid-in capital	6,376,692	6,366,823
Notes receivable - restricted common stock	(161,611)	(159,385)
Deficit accumulated during the development stage	(7,716,567)	(7,543,712)
Total Stockholders' Equity (Deficit)	(1,431,642)	(1,266,513)
Total Liabilities and Stockholders' Equity (Deficit)	$2,161,621	$2,167,632

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2012	2011	2012

General and administrative	$94,286	$117,843	$3,408,063
Professional fees	45,653	43,264	1,312,210
Research and development	-	-	1,217,847
Operating Loss	139,939	161,107	5,938,120

Other expense (income):
Interest expense	35,142	58,993	1,771,897
Amortization of technology license	-	-	35,000
Deposit forfeiture	-	-	(25,000)
Other income	-	-	(82,000)
Interest income	(2,226)	(3,832)	(55,798)
	32,916	55,161	1,644,099

Income tax benefit	-	-	-

Net loss applicable to common stockholders	$172,855	$216,268	$7,582,219

Basic and diluted net loss per common share	**	**	$0.14
Weighted average common shares outstanding	69,844,000	68,810,350	53,732,794

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Mar 31, 2012

Balances at December 31, 2011	69,760,667	$69,761	$6,366,823	$(159,385)	$(7,543,712)

Conversion of Convertible Note in Jan-12 at $0.06	83,333	83	4,917	-	-
per share
Interest on Notes Receivable	-	-	-	(2,226)	-
Stock-based compensation	-	-	4,952	-	-
Net loss	-	-	-	-	(172,855)
Balances at March 31, 2012	69,844,000	$69,844	$6,376,692	$(161,611)	$(7,716,567)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
Operating Activities	2012	2011	2012

Net loss applicable to common stockholders	$(172,855)	$(216,268)	$(7,582,219)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	1,248	1,248	64,821
Amortization	-	-	35,000
Interest income	(2,226)	(3,832)	(28,411)
Amortization of discounts (interest expense) and
other financing charges	-	27,736	1,284,106
Share-based compensation expense	4,952	14,393	783,143
Issuance of restricted common stock	-	-	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	6,356	6,891	(5,578)
Technology license	-	-	(132,500)
Accounts payable	5,319	6,294	375,729
Other assets and other liabilities	34,929	29,849	426,232
Accrued liabilities	88,870	52,357	805,297
Net cash used by operating activities	(33,407)	(81,332)	(2,995,708)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(1,593)	-	(31,257)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	35,000	141,000	2,350,500
Payments on Note Payable	-	(25,000)	(635,295)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	33,407	116,000	3,219,945
Net increase (decrease) in cash and cash equivalents	-	34,668	-
Cash and cash equivalents at beginning of period	-	5,973	-
Cash and cash equivalents at end of period	$-	$40,641	$-

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Three months ended March 31,		(inception) to March 31,
	2012	2011	2012

Supplemental disclosure of cash flow information:
Cash paid for interest	$212	$197	$23,351

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, director and former employee	$-	$-	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$5,000	$46,048	$285,429
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

Note 2 – Recent Accounting Pronouncements

In May 2011, the FASB issued updated guidance on fair value measurements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective during interim and annual periods beginning after December 15, 2011. This guidance did not have an impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued accounting guidance on the Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011. The adoption of this guidance did not impact the presentation of the Company's consolidated financial statements.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment, Intangibles—Goodwill and Other. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The authoritative guidance is effective for fiscal years beginning after December 15, 2011. This guidance did not have an impact on our consolidated financial statements.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of March 31, 2012, it would result in an increase of approximately $80,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”).  As part of the acquisition of the PSC Patent, we also became the licensor of such technology under the existing license agreement between Bio-Products International, Inc, the licensee (“Bio-Products”) and WWT. The Company has paid WWT $600,000 and issued warrants to purchase 1,800,000 shares of Common Stock at a price of $0.10 per share. WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized, as of March 31, 2010, through interest expense.

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

Bio-Products International, Inc.
As disclosed in Note 4 - Patent, the Company acquired the PSC Patent in 2008 and as a result, became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., “CES”) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The court granted our demurrer to dismiss Cleantech from this lawsuit on December 8, 2011. See Note 10 – Commitments and Contingencies for a further update.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 6 – Debt

	March 31,	December 31,
	2012	2011

Convertible Notes Payable (2009 Offering), net of discount of $-0- at March 31, 2012 and December 31, 2011, which are made up of various individual notes with an aggregate face value of $279,738 at March 31, 2012 and December 31, 2011, due in one year from date of note, interest at 6.0%	$279,738	$279,738

Convertible Notes Payable (11/10 Offering), net of discount of $-0- at March 31, 2012 and December 31, 2011, which are made up of various individual notes with an aggregate face value of $1,915,789 and $1,884,865 at March 31, 2012 and December 31, 2011, respectively, due in one year from date of note, interest at 6.0%	1,915,789	1,884,865

CMS Acquisition, LLC Note Payable, net of discount of $-0- at March 31, 2012 and December 31, 2011, with a face value of $77,696 at March 31, 2012 and December31, 2011, due on May 15, 2012, interest at 10.0%	77,696	77,696

Total debt	2,273,223	2,242,299
Current maturities	(2,273,223)	(2,242,299)
Long-term portion, less current maturities	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2012, we had $279,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of March 31, 2012, had raised a total of $435,000 of investment proceeds. Two notes were converted to shares of common stock during the first quarter of 2011, one during the fourth quarter of 2011 and one during the first quarter of 2012. As of March 31, 2012, we had $1,915,789 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See the Subsequent Events footnote for an update on the continuation of this offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2012 pursuant to an amendment on March 27, 2012 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (November 7, 2011). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	Three months ended March 31,
	2012	2011
2009 Offering	$-	$18,044
6/10 Offering	-	6,200
CMS Acquisition, LLC	-	3,492
Total amortization	$-	$27,736

Note 7 - Stockholders' Equity (Deficit)

In January 2011 and February 2011, the Company issued 350,805 and 416,667 shares of Common Stock ($0.06 per share), respectively, to investors upon their conversion of Convertible Notes.

In June and December 2011, separate notes receivable from a consultant matured and was not paid. The notes were originally issued in June and December 2009 to purchase shares of our common stock. As a result, 625,000 shares of restricted stock, issued at $0.12 per share, and 625,000 shares of restricted stock, issued at $0.06 per share, were forfeited and cancelled.

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

In January 2012, the Company issued 83,333 shares of Common Stock ($0.06 per share) to an investor upon the conversion of a Convertible Note.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2012 and December 31, 2011, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 63 million and 62 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel and have incurred less than $100 in legal fees since January 2010. As of March 31, 2012, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of March 31, 2012 and December 31, 2011, the aggregate balances of advances totaled approximately $31,000 and $30,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of March 31, 2012 and December 31, 2011, the aggregate amount of these investments, including interest, is approximately $660,000 and $650,000, respectively. Dr. Nickerson has agreed to exchange all of his notes into our 11/10 Offering, except one for $50,000. He has put the company on notice of his demand for payment and intent not to exchange this note. As of March 31, 2012, this note has not been repaid.

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

In February 2011, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in February 2012, with an exercise price of $0.07. In March 2012, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2013, with an exercise price of $0.04. As of March 31, 2012, none of these options were cancelled or expired and 375,000 of these options were vested.

In January 2011, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2011 and August 2012, with an exercise price of $0.05. As of March 31, 2012, none of these options were cancelled or expired and 500,000 of these options were vested.

In August 2011, the Company granted options under the Stock Plan to purchase an aggregate of 2,950,000 shares of Common Stock to employees in which one-third vest annually beginning in August 2012, with an exercise price of $0.055. As of March 31, 2012, none of these options were cancelled, expired or vested. Additionally, the Company issued 150,000 restricted shares of our Common Stock ($0.055 per share) to each of our non-management Directors (600,000 shares in the aggregate) in recognition of their additional service and assistance to the Company outside of their duties as a member of the Company’s board of directors.

The following table provides a summary of the Company's share-based expense:

	Three months ended
	March 31, 2012	March 31, 2011
Pre-tax compensation expense:
Stock options	$4,952	$14,393
Warrants	-	-
Total expense	4,952	14,393
Tax benefit, net	-	-
After-tax compensation expense	$4,952	$14,393

Related to these grants, the Company will record future compensation expense of approximately $11,000 for the remaining nine months of 2012. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $305,000 and $300,000 at March 31, 2012 and December 31, 2011, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2012, there was approximately $20,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 2.25 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2011	9,822,000	$0.11	(1)

Granted	250,000	$0.04
Exercised	-
Forfeited	-
Options outstanding at March 31, 2012	10,072,000	$0.11	(1)

Options exercisable at March 31, 2012	6,387,000	$0.13	(1)

Unvested Options at March 31, 2012	3,685,000	$0.05	(1)

(1) The weighted-average exercise price at March 31, 2012 and December 31, 2011 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2011	1,470,000	$0.10

Granted	-
Exercised	-
Forfeited	-
Balance as of March 31, 2012	1,470,000	$0.10

Restricted stock vested at March 31, 2012	1,470,000	$0.10

Note 10 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 5 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the license agreement is void. The Company filed a motion to compel arbitration, which was denied. The Company has appealed on the motion to compel arbitration.

On January 30, 2012, CCT filed an anti-trust lawsuit against the Company and Mr. Vande Vegte alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss. The court has taken this motion to dismiss under submission.

We intend to vigorously defend our rights. In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the eventual loss, fines or penalties related to each pending matter. We believe that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an adverse outcome could be material to the Company’s results of operations or cash flows for any particular reporting period.

Commitments
Lease – The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 11 – Subsequent Events

In connection with our 11/10 Offering, which is still open, we have raised a total of approximately $450,000 of investment proceeds as of May 10, 2012. In April 2012, certain notes totaling approximately $154,000 in principal and interest were converted into 2,564,055 common shares.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of May 10, 2012, approximately $1.6 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

In April 2012, the Company entered into an Engagement Letter with Bauhaus Capital Partners (“Bauhaus”) whereby Bauhaus will assist with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

Company Overview

The following discussion of our Company Overview, Recent Developments and Plan of Operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”

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

Recent Developments

Beginning in November 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 11/10 Offering). As of May 10, 2012, the Company has received approximately $450,000 in investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.30 per share.

In July 2010, we entered into an agreement with Fiberight LLC (Fiberight) to move our test vessel (formerly in Kentucky) to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the first half of 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc., (“Sweetwater”) a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. Cleantech has agreed and has coordinated with the facility in Coffs Harbor, Australia to ship 10 pounds of biomass produced at the Coffs Harbor facility to the Sweetwater lab for testing. The shipment is expected to arrive in May 2012.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of May 10, 2012, approximately $1.6 million is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

On September 22, 2010, we notified Bio-Products that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla asking that the Company’s termination of the sub-license agreement is void. The Company filed a motion to compel arbitration, which was denied. The Company has appealed on the motion to compel arbitration.

Additionally, on January 30, 2012, CCT filed an anti-trust lawsuit alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss. The court has taken this motion to dismiss under submission. We intend to vigorously defend our rights.

In April 2012, the Company entered into an Engagement Letter with Bauhaus Capital Partners (“Bauhaus”) whereby Bauhaus will assist with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses.

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW into approximately 4-5 tons of biomass.  We have provided the biomass produced during this testing phase to a number of fuel producers who continue to evaluate whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to move this test vessel to Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process, which we expect they will complete during the first half of 2012. If and when installed, our vessel is expected to produce cellulosic biomass feedstock for Fiberight’s Targeted Fuel Extraction process. We expect such production should further validate our licensed Biomass Recovery Process. Additionally, we may have access to biomass produced at the Lawrenceville plant for delivery to other companies interested in testing it as feedstock in their conversion technologies.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc., (“Sweetwater”) a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. Cleantech has agreed and has coordinated with the facility in Coffs Harbor, Australia to ship 10 pounds of biomass produced at the Coffs Harbor facility to the Sweetwater lab for testing. The shipment is expected to arrive in May 2012.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Change
General and administrative	$94,286	$117,843	$(23,557)
Professional fees	45,653	43,264	2,389
Operating loss	139,939	161,107	(21,168)

Other expense (income):
Interest expense	35,142	58,993	(23,851)
Interest income	(2,226)	(3,832)	1,606

Net Loss	$172,855	$216,268	$(43,413)

General and administrative – The decrease in 2012 is due primarily to a reduction in share-based compensation and payroll taxes.

Interest expense – The decrease in 2012 is due to the fact that amortization of all discounts related to various notes was fully expensed by June 2011.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 10, 2012, we raised an aggregate of approximately $2.5 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 10, 2012, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. We have retained Bauhaus Capital Partners to assist with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

	Three months ended March 31,
	2012	2011
2009 Offering	$-	$18,044
6/10 Offering	-	6,200
CMS Acquisition, LLC	-	3,492
Total amortization	$-	$27,736

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2012, we had $279,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of March 31, 2012, had raised a total of $435,000 of investment proceeds. Two notes were converted to shares of common stock during the first quarter of 2011, one during the fourth quarter of 2011 and one during the first quarter of 2012. As of March 31, 2012, we had $1,915,789 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) May 15, 2012 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (November 7, 2011). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

Summary of Cash Flow Activity

	Three months ended March 31,
	2012	2011
Net cash used by operating activities	$(33,407)	$(81,332)
Net cash used by investing activities	-	-
Net cash provided by financing activities	33,407	116,000

Net cash used by operating activities

During the three months ended March 31, 2012 and 2011, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011, were primarily due to the issuance of notes payable for investment, net of payments on other notes payable in 2011.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2012. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,300,000	$2,300,000	$-	$-	$-
CMS Acquition Note (2)	86,000	86,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,386,000	$2,386,000	$-	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2012.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2012. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2012, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On September 22, 2010, we notified Bio-Products International, Inc. (“Bio-Products”) that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products (a wholly-owned subsidiary of CES). We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the sub-license agreement is void. The Company filed a motion to compel arbitration, which was denied. The Company has appealed on the motion to compel arbitration. We intend to vigorously defend our rights.

Clean Conversion Technologies, Inc. v. Cleantech Biofuels, Inc. and Steve Vande Vegte - On January 30, 2012, CCT filed an anti-trust lawsuit against the defendants alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss. The court has taken this motion to dismiss under submission. We intend to vigorously defend our rights.

Blue Springs Communications (BSC) v. Cleantech Biofuels, Inc. - On April 17, 2012, BSC filed a lawsuit against the Company for approximately $8,000 due BSC for marketing services. The court date is currently set for May 17, 2012.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

During November 2010 (11/10 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2012, the Company raised a total of $435,000 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering and 11/10 Offering) are due. As of March 31, 2012, approximately $525,000 (including approximately $55,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 14, 2012	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 14, 2012	/s/ Thomas Jennewein
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