Form 10-Q
period 2012-09-30
CleanTech Biofuels, Inc.
filed 2012-11-06
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________,TO _________.

Commission file number 333-145939

CLEANTECH BIOFUELS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri	63130
(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2012, 72,486,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$17,398	$-
Prepaids and other current assets	37,663	41,599
	55,061	41,599

Property and equipment, net	1,496	4,783

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,177,807	$2,167,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$452,547	$370,410
Accrued interest	190,140	105,009
Accrued professional fees and other	862,463	716,427
Notes payable	2,157,682	2,242,299
Total Current Liabilities	3,662,832	3,434,145

Notes Payable - Long-Term	250,000	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
72,486,647 and 69,760,667 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively	72,487	69,761
Additional paid-in capital	6,524,811	6,366,823
Notes receivable - restricted common stock	(141,901)	(159,385)
Deficit accumulated during the development stage	(8,190,422)	(7,543,712)
Total Stockholders' Equity (Deficit)	(1,735,025)	(1,266,513)
Total Liabilities and Stockholders' Equity (Deficit)	$2,177,807	$2,167,632

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

General and administrative	$93,846	$142,755	$282,323	$358,079	$3,596,100
Professional fees	44,553	31,395	135,042	92,699	1,401,599
Research and development	70,000	-	120,000	-	1,337,847
Operating Loss	208,399	174,150	537,365	450,778	6,335,546

Other expense (income):
Interest expense	37,638	34,951	108,361	141,140	1,845,116
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(82,000)
Interest income	5,453	(2,953)	984	(2,827)	(52,588)
	43,091	31,998	109,345	138,313	1,720,528

Income tax benefit	-	-	-	-	-

Net loss applicable to common stockholders	$251,490	$206,148	$646,710	$589,091	$8,056,074

Basic and diluted net loss per common share	**	**	$0.01	$0.01	$0.15
Weighted average common shares outstanding	72,536,647	69,096,595	71,639,098	68,925,254	54,878,207

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Sep 30, 2012

Balances at December 31, 2011	69,760,667	$69,761	$6,366,823	$(159,385)	$(7,543,712)

Conversion of Convertible Note in Jan-12 at $0.06
per share	83,333	83	4,917	-	-
Conversion of Convertible Notes in Apr-12 at $0.06
per share	2,564,055	2,564	151,279	-	-
Issuance of restricted shares in Apr-12 at $0.06 per
share for certain accounts payable	78,592	79	4,637	-	-
Issuance of restricted shares to Director in June-12
at $0.04 per share	150,000	150	5,850	(6,000)
Expiration of Note Receivable in Aug-12 at $0.15/share	(150,000)	(150)	(22,350)	30,021
Interest on Notes Receivable	-	-	-	(6,537)	-
Stock-based compensation	-	-	13,655	-	-
Net loss	-	-	-	-	(646,710)
Balances at September 30, 2012	72,486,647	$72,487	$6,524,811	$(141,901)	$(8,190,422)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Operating Activities
Net loss applicable to common stockholders	$(646,710)	$(589,091)	$(8,056,074)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	3,287	3,745	66,860
Amortization	-	-	35,000
Interest income	984	(2,827)	(25,201)
Amortization of discounts (interest expense) and other financing charges	-	41,661	1,284,106
Share-based compensation expense	13,655	34,681	791,847
Issuance of restricted common stock	-	63,000	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	5,914	(8,309)	(6,020)
Technology license	-	-	(132,500)
Accounts payable	86,853	(37,952)	457,263
Other assets and other liabilities	107,645	97,735	498,947
Accrued liabilities	146,036	151,944	862,463
Net cash used by operating activities	(282,336)	(245,413)	(3,244,637)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(1,978)	(1,500)	(31,643)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	301,712	332,500	2,617,213
Payments on Note Payable	-	(88,963)	(635,295)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	299,734	242,037	3,486,272
Net increase (decrease) in cash and cash equivalents	17,398	(3,376)	17,398
Cash and cash equivalents at beginning of period	-	5,973	-
Cash and cash equivalents at end of period	$17,398	$2,597	$17,398

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$717	$12,140	$23,856

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, director and former employee	$-	$63,000	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$155,551	$46,048	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

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

In July 2012, the FASB issued updated authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. The Company performs annual impairment tests. The authoritative guidance is effective for fiscal 2013 and is not expected to have a significant impact on the Company’s consolidated financial statements.

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries, and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2012, it would result in an increase of approximately $120,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  The Company and CMS have entered into various amendments extending the due date, the most recent of which was November 1, 2012, which extended the due date to December 22, 2012. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011 and (iii) re-dated the warrants to November 7, 2011.

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

Note 6 – Debt

	September 30,	December 31,
	2012	2011
Convertible Notes Payable (2009 Offering), net of discount of $-0- at September 30,
2012 and December 31, 2011, which are made up of various individual notes with an aggregate face value of $254,738 and $279,738 at September 30, 2012 and
December 31, 2011, respectively, due one year from date of note, interest at 6.0%	$254,738	$279,738

Convertible Notes Payable (11/10 Offering), net of discount of $-0- at September 30, 2012 and December 31, 2011, which are made up of various individual notes with an aggregate face value of $1,825,247 and $1,884,865 at September 30, 2012 and
December 31, 2011, respectively, due one year from date of note, interest at 6.0%	1,825,247	1,884,865

Convertible Notes Payable (5/12 Offering), net of discount of $-0- at September 30, 2012 and December 31, 2011, which are made up of various individual notes with an aggregate face value of $250,000 and $-0- at September 30, 2012 and December
31, 2011, respectively, due 18 months from date of note, interest at 6.0%	250,000	-

CMS Acquisition, LLC Note Payable, net of discount of $-0- at September 30, 2012 and December 31, 2011, with a face value of $77,696 at September 30, 2012 and
December 31, 2011, due on October 27, 2012, interest at 10.0%	77,696	77,696

Total debt	2,407,681	2,242,299

Current maturities	(2,157,681)	(2,242,299)

Long-term portion, less current maturities	$250,000	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2012, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of September 30, 2012, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four in 2012. As of September 30, 2012, we had $1,825,247 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See Subsequent Events footnote for further disclosure regarding our notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2012, had raised a total of $250,000 of investment proceeds. See Subsequent Events footnote for further disclosure regarding our notes.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) December 22, 2012 pursuant to an amendment on November 1, 2012 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (November 7, 2011). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. All discounts were fully amortized and expensed as of June 30, 2011. For the three and nine months ended September 30, 2011, amortization of the discounts (included in interest expense in the financial statements) was $-0- and $41,661.

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

In August 2012, a note receivable from a former director matured and was not paid. The note was originally issued in August 2007 to purchase shares of our common stock. As a result, 150,000 shares of restricted stock, issued at $0.15 per share were forfeited and cancelled.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2012 and December 31, 2011, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 65 million and 62 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of September 30, 2012, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2012 and December 31, 2011, the aggregate balances of advances totaled approximately $32,000 and $30,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Four members of our Board of Directors, Dr. Jackson Nickerson, Mr. Jose Bared, Sr., David Bransby and James Russell are parties in investments made in our convertible note offerings. As of September 30, 2012 and December 31, 2011, the aggregate amount of these investments, including interest, is approximately $933,000 and $650,000, respectively. Dr. Nickerson has agreed to exchange all of his notes into our 11/10 Offering, except one for $50,000. He has put the company on notice of his demand for payment and intent not to exchange this note. As of September 30, 2012, this note has not been repaid.

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

In February 2011, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in February 2012, with an exercise price of $0.07. In March 2012, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2013, with an exercise price of $0.04. As of September 30, 2012, none of these options were cancelled or expired and 375,000 of these options were vested.

In January 2011, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2011 and August 2012, with an exercise price of $0.05. As of September 30, 2012, none of these options were cancelled or expired and all shares of these options were vested.

In August 2011, the Company granted options under the Stock Plan to purchase an aggregate of 2,950,000 shares of Common Stock to employees in which one-third vest annually beginning in August 2012, with an exercise price of $0.055. As of September 30, 2012, none of these options were cancelled or expired and 983,333 were vested. Additionally, the Company issued 150,000 restricted shares of our Common Stock ($0.055 per share) to each of our non-management Directors (600,000 shares in the aggregate) in recognition of their additional service and assistance to the Company outside of their duties as a member of the Company’s board of directors.

In June 2012, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to our newly elected director in which one half vests annually beginning in June 2013, with an exercise price of $0.04. As of September 30, 2012, none of these options were cancelled, expired or vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Pre-tax compensation expense:
Stock options	$3,831	$9,428	$13,655	$34,681
Warrants	-	-	-	-
Total expense	3,831	9,428	13,655	34,681
Tax benefit, net	-	-	-	-
After-tax compensation expense	$3,831	$9,428	$13,655	$34,681

Related to these grants, the Company will record future compensation expense of approximately $2,000 for the remainder of 2012. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $308,000 and $300,000 at September 30, 2012 and December 31, 2011, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2012, there was approximately $11,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 2.25 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value

Options outstanding at December 31, 2011	9,822,000	$0.11	(1)

Granted	290,000	$0.04
Exercised	-
Forfeited	(120,000)	$0.07

Options outstanding at September 30, 2012	9,992,000	$0.11	(1)

Options exercisable at September 30, 2012	7,500,333	$0.12	(1)

Unvested Options at September 30, 2012	2,491,667	$0.05	(1)

(1) The weighted-average exercise price at September 30, 2012 and December 31, 2011 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price

Balance as of December 31, 2011	1,470,000	$0.10

Granted	150,000	$0.04
Exercised	-
Forfeited	(150,000)	$0.15

Balance as of September 30, 2012	1,470,000	$0.09

Restricted stock vested at September 30, 2012	1,470,000	$0.09

Note 10 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 5 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the license agreement is void. The Company filed a motion to compel arbitration, which was denied. The Company has filed an appeal on the motion to compel arbitration.  On January 30, 2012, CCT filed an anti-trust lawsuit against the Company and Mr. Vande Vegte alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss which the court has denied. The court has set the early neutral evaluation conference for November 9, 2012.

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

Note 11 – Subsequent Events

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant. In connection with our 5/12 Offering, which is the only offering still open, we have raised a total of $250,000 of investment proceeds as of November 5, 2012.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of November 5, 2012, approximately $1.7 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

Effective November 1, 2012, the Company terminated the Engagement Letter with Bauhaus Capital Partners (“Bauhaus”), originally dated April 23, 2012. Bauhaus was engaged to assist the Company with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses. The Company will continue to explore and evaluate financing alternatives and/or other transactions, including potentially retaining a new financial advisor.

The Company and CMS have entered into various amendments extending the due date of the Company’s Note Payable to CMS, the most recent of which was November 1, 2012, which extended the due date to December 22, 2012.

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

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of November 5, 2012, approximately $1.7 million is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

Additionally, on January 30, 2012, CCT filed an anti-trust lawsuit alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss which the court has denied. The court has set the early neutral evaluation conference for November 9, 2012. We intend to vigorously defend our rights.

In April 2012, the Company entered into an Engagement Letter with Bauhaus Capital Partners (“Bauhaus”) whereby Bauhaus would assist the Company with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses. Effective November 1, 2012, the Company terminated the Engagement Letter with Bauhaus. The Company will continue to explore and evaluate financing alternatives and/or other transactions, including potentially retaining a new financial advisor.

Beginning in May 2012, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 5/12 Offering). As of November 5, 2012, the Company has received $250,000 in investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.35 per share.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Change

General and administrative	$93,846	$142,755	$(48,909)
Professional fees	44,553	31,395	13,158
Research and development	70,000	-	70,000
Operating loss	208,399	174,150	34,249

Other expense (income):
Interest expense	37,638	34,951	2,687
Interest income	5,453	(2,953)	8,406

Net Loss	$251,490	$206,148	$45,342

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

Interest Income - A note receivable to purchase shares of our common stock, originally issued in August 2007, matured in August 2012 and was not paid. As a result, the accrued interest income of approximately $7,000 and the note were written-off and the shares were forfeited and cancelled.

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Change

General and administrative	$282,323	$358,079	$(75,756)
Professional fees	135,042	92,699	42,343
Research and development	120,000	-	120,000
Operating loss	537,365	450,778	86,587

Other expense (income):
Interest expense	108,361	141,140	(32,779)
Interest income	984	(2,827)	3,811

Net Loss	$646,710	$589,091	$57,619

General and administrative – The decrease in 2012 is due primarily to a reduction in share-based compensation.

Professional Fees – The increase in 2012 is due to increased legal fees of approximately $48,000 offset by a reduction in consulting and accounting fees of approximately $6,000.

Research and Development – The increase in 2012 is due to an engagement with an engineering firm to provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station.

Interest expense – The decrease in 2012 is due to the fact that amortization of all discounts related to various notes was fully expensed by June 2011.

Interest Income - A note receivable to purchase shares of our common stock, originally issued in August 2007, matured in August 2012 and was not paid. As a result, the accrued interest income of approximately $7,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 5, 2012, we raised an aggregate of approximately $2.7 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 5, 2012, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. Effective November 1, 2012, the Company terminated the Engagement Letter with Bauhaus Capital Partners (“Bauhaus”), originally dated April 23, 2012. Bauhaus was engaged to assist the Company with financial advisory and business development services with the objective of raising funds from a private equity or strategic investment source for Company growth and development uses. The Company will continue to explore and evaluate financing alternatives and/or other transactions, including potentially retaining a new financial advisor. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

Each note may be converted, at the note holder’s option, at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note. All discounts were fully amortized and expensed as of June 30, 2011. For the three and nine months ended September 30, 2011, amortization of the discounts (included in interest expense in the financial statements) was $-0- and $41,661.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during the second quarter of 2009 and one note was converted to shares of Common Stock during the second quarter 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2012, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of September 30, 2012, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011and four in 2012. As of September 30, 2012, we had $1,825,247 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2012, had raised a total of $250,000 of investment proceeds.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) December 22, 2012 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (November 7, 2011). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2012	2011

Net cash used by operating activities	$(282,336)	$(245,413)
Net cash used by investing activities	-	-
Net cash provided by financing activities	299,734	242,037

Net cash used by operating activities

During the nine months ended September 30, 2012 and 2011, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011, were primarily due to the issuance of notes payable for investment, net of payments on other notes payable in 2011.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2012. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Convertible Notes (1)	$2,508,000	$2,255,000	$253,000	$-	$-
CMS Acquition Note (2)	90,000	90,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,598,000	$2,345,000	$253,000	$-	$-

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

(2) Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due December 22, 2012.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2012.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2012. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2012, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Clean Conversion Technologies, Inc. v. Cleantech Biofuels, Inc. and Steve Vande Vegte - On January 30, 2012, CCT filed an anti-trust lawsuit against the defendants alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss which the court has denied. The court has set the early neutral evaluation conference for November 9, 2012. We intend to vigorously defend our rights.

Blue Springs Communications (BSC) v. Cleantech Biofuels, Inc. - On April 17, 2012, BSC filed a lawsuit against the Company for approximately $8,000 due BSC for marketing services. The court date is currently set for November 8, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

During May 2012 (5/12 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2012, the Company raised a total of $250,000 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.35 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering and 11/10 Offering) are due. As of September 30, 2012, approximately $1.7 million (including approximately $165,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

ITEM 4.  RESERVED.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

10.30	Amendment No.7 dated November 1, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: November 5, 2012	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 5, 2012	By:	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.30	Amendment No.7 dated November 1, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.