Form 10-K
period 2012-12-31
CleanTech Biofuels, Inc.
filed 2013-03-26
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 (the last business day of our most recently completed second quarter) - $1,147,748

As of March 22, 2013, the number of shares outstanding of the Company's common stock was 72,486,647.

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

We are the exclusive licensee in the United States and Canada of patented technology in the United States that we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process was based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”), but, pursuant to a settlement agreement with Bio-Products in March 2009, whereby, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.”

We are a Delaware corporation. We were originally incorporated in 1996 as Long Road Entertainment, Inc., and were formed to operate as a holding company for businesses in the theater, motion picture and entertainment industries. We ceased conducting that business in 2005 and were dormant until the fall of 2006, at which time our founder and then controlling stockholder decided to pursue the sale of the company.  In anticipation of that sale, we changed our name to Alternative Ethanol Technologies, Inc.

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

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not affiliated with the Company (the “Third-Party Operator”). As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently in the process of raising capital to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to this capital raise for plant development, the Company is also working towards licensing and/or developing potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

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

We completed construction of a small test vessel in Kentucky and, beginning in April 2009, this vessel has processed approximately 12 tons of MSW (supplied from a Chicago waste hauler) into approximately 4-5 tons of biomass. We provided the biomass produced during this testing phase to a number of fuel producers who are evaluating whether they can use our biomass as a feedstock for their technologies. In July 2010, we entered into an agreement with Fiberight to ship this test vessel at Fiberight’s cellulosic ethanol pilot plant in Lawrenceville, Virginia. Fiberight is continuing to evaluate alternative technologies to provide feedstock for their process but currently has no plans to use this vessel. The vessel will remain at Fiberight’s Virginia location.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc. (“Sweetwater”), a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. Cleantech has agreed and has coordinated with the Third-Party Operator in Australia to ship 10 pounds of biomass produced at the Third-Party Operator’s facility to the Sweetwater lab for testing. The shipment arrived in May 2012. Sweetwater has completed their initial testing and we expect additional testing to occur on future samples upon securing our requisite funding.

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

Waste haulers or municipalities pay tipping fees, or gate rates, on a per ton basis to dispose of garbage at a landfill.  Gate rates operate in a manner similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently from $8.20 per ton in 1985 to $43.99 in 2010 and continues to increase.

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

Incinerators and RDF processors are paid tipping fees for the garbage that they accept. Typically, these fees are more costly than the fees paid to landfill operators, largely because of the high capital and operating costs at combustion facilities.

Environmental Matters

We believe our company will be subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters upon operation. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state and local environmental administrators. Federal, state and local rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the areas arising from possible foul smells, noise or other air or water discharges from the plant. We do not know the potential cost of these requirements or potential claims. Environmental laws and regulations that may affect us in the future may include, but are not limited to:

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

Biomass Recovery Process

MSW contains valuable resources if they can be recovered economically.  Waste haulers often bring unsorted waste by truck to material recovery facilities, also known as MRFs, for sorting and removal of selected materials prior to disposal in sanitary landfills.  In addition, certain waste haulers’ customers separate recyclables prior to collection. Per EPA statistics, approximately 34% of MSW was recycled and composted in 2010.

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

The process is currently working in a commercial plant operated by a Third-Party Operator in Coffs Harbor, Australia and has been in operation for over four years. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:

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

As we continue to develop our business and pursue opportunities, we may incur research and development costs. In 2012 and 2011, we incurred $120,000 and $-0-, respectively, in research and development costs.

Principal Products or Services and their Markets

If we determine that our licensed technologies are commercially viable and we are able to raise a significant amount of additional capital, we may be in a position to begin to license and/or enter into long-term contracts with municipalities, solid waste haulers, and operators of landfills and materials recovery facilities to process a large portion of their waste streams into biomass and recyclable materials.

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

Currently, landfill operators charge a tipping fee to deliver MSW to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility.  Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location. Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $15 per ton in some central parts of the country to over $80 per ton in the Northeast and parts of the Southeast.  The availability of tipping fees at favorable rates will be a key component of our business.

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

Americans produce more than 250 million tons of MSW annually.  About 30-35% of this waste is currently recovered and recycled.  We estimate that approximately up to an additional 45-50% could potentially be recovered.  As various waste processing technologies are refined, competition for this future resource will intensify.  As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

Intellectual Property Terms

Biomass North America Licensing, Inc.

On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc., an Illinois corporation (“Biomass”), pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use the patented technology that cleans and separates MSW that we refer to as the Biomass Recovery Process, which is owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”). In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 for this process (the “BRP Patent”).

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

PSC Patent

The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. Pursuant to a Master License Agreement with Bio-Products that the Company acquired in connection with the acquisition of the PSC Patent (the “Bio-Products License Agreement”), Bio-Products was the exclusive licensee of the PSC technology (but not the Biomass Recovery Process), although pursuant to a settlement agreement with Bio-Products in March 2009, the Company has the right to use the Biomass Recovery Process worldwide, for any product and with no royalty due to Bio-Products. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee affected a transfer of the license in violation of the Bio-Products License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the Bio-Products License Agreement. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against Cleantech Biofuels, Inc. CCT is seeking that the Company’s termination of the Bio-Products License Agreement is void. The Company’s request for arbitration was denied in state court. Additionally, CCT has filed suit against Cleantech and Steve Vande Vegte alleging anti-trust violations. These cases are currently ongoing.

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

The amount of funding needed to complete the development of our business plan will be very substantial and may be in excess of the amount of capital we are able to raise. We are identifying the sources for the additional financing that we will require, but currently do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, acceptance of our business plan, the quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products will be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.

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

In addition to proving and commercializing our technology, the viability of our business plan will depend on our ability to develop long-term supply relationships with municipalities, municipal waste haulers, MRF operators, and/or landfills to provide us with the necessary waste streams on a long-term basis.  We also will depend on these haulers, operators and facilities to take residual waste streams from our plants and to deliver or accept these streams for land filling. Additionally, we will need to develop off-take agreements with conversion technology companies and/or energy companies for the consumption of our biomass. We currently have no such relationships or agreements.  If we are unable to create these relationships and receive supply agreements and/or off-take agreements on terms favorable to us we may not be able to implement our business plan and achieve profitability.

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

Compliance with the evolving corporate governance practices takes a significant amount of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

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

Energy policy in the United States is evolving rapidly. Over the last few decades, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations.  We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2012, we had 72,486,647 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 53 million shares of our common stock, 4,000,000 shares of our common stock in escrow to be released upon future conditions and requirements and warrants, immediately exercisable and representing the right to purchase 2,300,000 shares of our common stock.  An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

ITEM 3.     LEGAL PROCEEDINGS

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On March 21, 2011, we terminated the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company, filed in the Superior Court of California, Orange County. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint was not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT is seeking to void the Company’s termination of the sub-license agreement. The Company filed a motion to compel arbitration, which was denied. This case is ongoing and we intend to vigorously defend our rights.

Clean Conversion Technologies, Inc. v. Cleantech Biofuels, Inc. and Steve Vande Vegte - On January 30, 2012, CCT filed, in the United States District Court, Southern District of California, an anti-trust lawsuit against the defendants alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss which the court has denied. The case is ongoing and we intend to vigorously defend our rights.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth for the periods indicated the high and low prices per share of our common stock as transacted on the OTCQB, OTCBB or Pink Sheets, as appropriate:

	Price Range of Common Stock
Year Ended December 31, 2010	High	Low

First Quarter	$0.15	$0.05
Second Quarter	$0.14	$0.04
Third Quarter	$0.08	$0.01
Fourth Quarter	$0.06	$0.03

Year Ended December 31, 2011
First Quarter	$0.09	$0.03
Second Quarter	$0.07	$0.04
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.06	$0.01

Year Ended December 31, 2012
First Quarter	$0.05	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.01

On March 22, 2013, the closing price of our common stock, as quoted on the OTCQB, was $0.02 per share. As of March 22, 2013, we had approximately 125 stockholders of record.

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

Recent Sales of Unregistered Securities –

During June 2010, the Company commenced an offering of units comprised of a convertible promissory note and a warrant and raised a total of $75,000 of investment proceeds in one note. The convertible promissory note carried a one-year term, a 12% interest rate and a payback provision of the note if $250,000 or more in the aggregate is raised by the Company in future offerings. In addition, the note could have been converted, at the note holder’s option, at any time during the one-year term into shares of Common Stock at $0.08 per share, or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million). The note was issued with a warrant to purchase additional shares of Common Stock to provide for 100% coverage of the promissory note at a price of $0.30 per share. Upon maturity in June 2011, this note was exchanged into our November 2010 Offering as described below. As a result, the balance due on this offering is $-0-. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 30, 2013 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (the warrants were re-issued November 7, 2011 with an amendment). The issuance of Common Stock upon conversion of warrants was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

During November 2010, the Company commenced another offering of units comprised of a convertible promissory note and a warrant.  As of December 31, 2012, the Company raised a total of $451,713 of investment proceeds. Each convertible promissory note carries a one-year term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.06 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.30 per share. Three notes were converted during 2011 into 1,627,655 shares and four notes were converted in 2012 into 2,647,388 shares. As of December 31, 2012, we had $1,831,073 face value of notes outstanding, which includes the exchanged notes from our April 2009 and June 2010 Offerings. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

During May 2012, the Company commenced another offering of units comprised of a convertible promissory note and a warrant. As of December 31, 2012, the Company raised a total of $383,510 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of Common Stock at $0.10 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.35 per share. As of December 31, 2012, we had $383,510 face value of notes outstanding. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

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

In April 2012, 78,592 restricted shares of the Company’s common stock were issued in exchange for $4,716 owed to a vendor for an accounts payable balance. The issuance of the common stock was exempt from the registration requirements of the Securities Act, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

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

As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance. In order to finance our business beyond this stage, we will be required to raise additional capital. All of our developments/projects require a significant amount of capital. While we continue to aggressively pursue capital, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any capital in the immediate time frame required and the failure to do so will likely result in an inability to continue operations. Management plans to secure additional funds through future sales of the Company’s Common Stock, government grants, project financings, preferred stock or debentures, until such time as the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.

Overview

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described previously in Item 1 of this report – Plan of Operations.

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2012 compared to the year ended December 31, 2011

	Years ended December 31,
	2012	2011	Change	% Change
Costs and expenses :
General and administrative	$376,120	$466,710	$(90,590)	-19%
Professional fees	160,239	125,866	34,373	27%
Research and development	120,000	-	120,000	100%
	656,359	592,576	63,783
Other expense (income):
Interest	147,700	176,565	(28,865)	-16%
Other income	-	(50,000)	50,000	-100%
Interest income	(968)	1,572	(2,540)	-162%
Net loss applicable to common stockholders	$803,091	$720,713	$82,378	11%

Costs and expenses:

General and administrative – The decrease in 2012 is due primarily to a decrease in share-based compensation of approximately $67,000 and a decrease of approximately $15,000 in travel expenses.

Professional Fees – The increase in 2012 is due to increases in legal fees.

Research and Development – The increase in 2012 is due to an engagement with an engineering firm to provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station.

Other expense (income):

Interest expense – The decrease in 2012 is due to decreased amortization of approximately $41,000 of discounts related to various notes as the remaining discounts became fully amortized during 2011, offset by an increase of $10,000 in interest expense on our convertible notes due to the addition of new notes in 2012.

Other income – Included in 2011 is $50,000 related to a diesel fuel production agreement not completed.

Year ended December 31, 2011 compared to the year ended December 31, 2010

	Years ended December 31,
	2011	2010	Change	% Change
Costs and expenses:
General and administrative	$466,710	$691,428	$(224,718)	-33%
Professional fees	125,866	91,227	34,639	38%
	592,576	782,655	(190,079)

Other expense (income):
Interest	176,565	407,197	(230,632)	-57%
Other income	(50,000)	-	(50,000)	100%
Interest income	1,572	(8,219)	9,791	-119%

Net loss applicable to common stockholders	$720,713	$1,181,633	$(460,920)	-39%

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

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 22, 2013, we raised an aggregate of approximately $2.850 million in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 22, 2013, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. The Company will continue to explore and evaluate financing alternatives and/or other transactions, including potentially retaining a new financial advisor. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

Each note may be converted, at the note holder’s option, at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	2012	2011	2010
2008 Offering	$-	$-	$7,137
2009 Offering	-	26,596	253,481
6/10 Offering	-	11,573	13,571
CMS Acquisition, LLC	-	3,492	7,222
Vertex	-	-	6,558
Total amortization	$-	$41,661	$287,969

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during 2009 and one note was converted to shares of Common Stock during 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2012, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of December 31, 2012, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four in 2012. As of December 31, 2012, we had $1,831,073 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2012, had raised a total of $383,510 of investment proceeds. As of December 31, 2012, we had $383,510 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 30, 2013 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (the warrants were re-dated November 7, 2011 with an amendment). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011.

The following is a summary of warrants issued, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2012	2011	2010
Noteholders, 2009 Offering (a)	$0.30	-	682,633	5,794,425
Noteholder, 6/10 Offering (a)	$0.30	-	-	250,000
Noteholders, 11/10 Offering	$0.30	6,926,367	6,602,884	116,667
Noteholders, 5/12 Offering	$0.35	1,095,742	-	-
CMS Acquistion LLC	$0.05	2,000,000	2,000,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000	500,000
		12,322,109	11,585,517	10,461,092

(a) Warrants either expired or exchanged into 11/10 Offering as part of new Note

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2012	2011	2010
Net cash used by operating activities	$(373,285)	$(280,510)	$(245,033)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	431,466	274,537	250,094

Net cash used by operating activities

During 2012 and 2011, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

During 2012, 2011 and 2010, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes for $435,000, $365,000 and $485,000, respectively, offset by payments against other Notes Payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2012. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,679,000	$2,445,000	$234,000	$-	$-
CMS Acquition Note (2)	92,000	92,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,771,000	$2,537,000	$234,000	$-	$-

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

(2) Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due April 30, 2013.

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.1 million as of December 31, 2012. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

Deferred Taxes - We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has incurred no income taxes to date. Any benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

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

Convertible Notes Payable and Warrants – The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as debt (notes payable) in the financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the year ended December 31, 2012 and 2011, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. (a development stage company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and for the period from July 14, 2004 (inception) to December 31, 2012.  CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 and from July 14, 2004 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

MILHOUSE & NEAL, LLP
Certified Public Accountants

March 19, 2013

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$58,181	$-
Prepaids and other current assets	37,020	41,599
	95,201	41,599

Property and equipment, net	-	4,783

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,216,451	$2,167,632
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$431,452	$370,410
Accrued interest	223,619	105,009
Accrued professional fees and other	905,656	716,427
Notes payable, net	2,313,507	2,242,299
Total Current Liabilities	3,874,234	3,434,145

Notes Payable - Long-Term	233,510	-
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
72,486,647 and 69,760,667 shares issued and outstanding at
December 31, 2012 and 2011, respectively	72,487	69,761
Additional paid-in capital	6,526,876	6,366,823
Notes receivable - restricted common stock	(143,853)	(159,385)
Deficit accumulated during the development stage	(8,346,803)	(7,543,712)
Total Stockholders' Equity (Deficit)	(1,891,293)	(1,266,513)
Total Liabilities and Stockholders' Equity (Deficit)	$2,216,451	$2,167,632

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2012	2011	2010	2012
Costs and expenses:
General and administrative	$376,120	$466,710	$691,428	$3,689,897
Professional fees	160,239	125,866	91,227	1,426,796
Research and development	120,000	-	-	1,337,847
	656,359	592,576	782,655	6,454,540

Other expense (income):
Interest	147,700	176,565	407,197	1,884,455
Amortization of technology license	-	-	-	35,000
Deposit forfeiture	-	-	-	(25,000)
Other income	-	(50,000)	-	(82,000)
Interest income	(968)	1,572	(8,219)	(54,540)
	146,732	128,137	398,978	1,757,915

Income tax benefit	-	-	-	-

Net loss	$803,091	$720,713	$1,181,633	$8,212,455

Basic and diluted net loss per common share	$0.01	$0.01	$0.02	$0.15
Weighted average common shares outstanding	71,850,985	69,104,910	67,924,219	55,398,653

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Notes Rec -
			Additional	restricted	July 14, 2004
	Common Stock		Paid-in	common	(inception) to
	Shares	Amount	Capital	stock	Dec 31, 2012
Balances at December 31, 2009	66,256,824	$66,257	$5,911,136	$(316,838)	$(5,641,366)
Discounts on Notes Payable			128,054
Issuance of restricted shares to a Director in Feb-10 at
$.10 per share	150,000	150	14,850	(15,000)
Conversion of Debentures in Apr-10 at $.08 per share	2,069,375	2,069	163,480
Conversion of Convertible Note in June-10 at $0.08/share	133,480	134	10,545
Interest on Notes Receivable				(16,815)
Expiration of Notes Receivable in Aug-10 at $0.15/share	(300,000)	(300)	(44,700)	53,596
Stock-based compensation			118,361
Net loss					(1,181,633)
Balances at December 31, 2010	68,309,679	68,310	6,301,726	(295,057)	(6,822,999)
Conversion of Convertible Notes in 2011 at $0.06/share	1,627,655	1,627	96,032	-	-
Expiration of Note Receivable in June-11 at $0.12/share	(625,000)	(625)	(74,375)	82,514	-
Expiration of Note Receivable in Dec-11 at $0.06/share	(625,000)	(625)	(36,875)	41,252	-
Expiration of Note Receivable in Dec-11 at $0.36/share	(60,000)	(60)	(21,540)	24,995	-
Issuance of restricted shares to consultant in July-2011
at $0.06 per share	333,333	334	19,666	-	-
Issuance of restricted shares to directors in Aug-2011
at $0.055 per share	600,000	600	32,400	-	-
Issuance of restricted shares to former employee in
Sep-2011 at $0.05 per share	200,000	200	9,800	-	-
Interest on Notes Receivable	-	-	-	(13,089)	-
Stock-based compensation	-	-	39,989	-	-
Net loss	-	-	-	-	(720,713)
Balances at December 31, 2011	69,760,667	69,761	6,366,823	(159,385)	(7,543,712)
Conversion of Convertible Note in Jan-12 at $0.06
per share	83,333	83	4,917	-	-
Conversion of Convertible Notes in Apr-12 at $0.06
per share	2,564,055	2,564	151,279	-	-
Issuance of restricted shares in Apr-12 at $0.06 per
share for certain accounts payable	78,592	79	4,637	-	-
Issuance of restricted shares to Director in June-12
at $0.04 per share	150,000	150	5,850	(6,000)
Expiration of Note Receivable in Aug-12 at $0.15/share	(150,000)	(150)	(22,350)	30,021
Interest on Notes Receivable	-	-	-	(8,489)	-
Stock-based compensation	-	-	15,720	-	-
Net loss	-	-	-	-	(803,091)
Balances at December 31, 2012	72,486,647	$72,487	$6,526,876	$(143,853)	$(8,346,803)

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
Operating Activities	2012	2011	2010	2012
Net loss applicable to common stockholders	$(803,091)	$(720,713)	$(1,181,633)	$(8,212,455)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	-	100
Depreciation	4,783	4,994	10,531	68,356
Amortization	-	-	-	35,000
Interest income	(968)	1,572	(8,219)	(27,153)
Amortization of discounts (interest expense) and
other financing charges	-	41,662	287,968	1,284,106
Share-based compensation expense	15,720	39,989	118,361	793,912
Issuance of restricted common stock	-	63,000	-	63,000
Write-off of technology license	-	-	-	790,545
Fair value of RAM warrant settlement	-	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	8,334	(194)	7,191	(3,600)
Technology license	-	-	-	(132,500)
Accounts payable	65,758	(22,540)	90,052	436,168
Other assets and other liabilities	146,950	83,128	118,574	538,252
Accrued liabilities	189,229	228,592	312,142	905,656
Net cash used by operating activities	(373,285)	(280,510)	(245,033)	(3,335,586)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-	-
Expenditures for equipment	-	-	-	(54,237)
Net cash used by investing activities	-	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(3,755)	(1,500)	(10,615)	(33,420)
Payments on capital lease, including interest	-	-	(4,959)	(13,903)
Series A Convertible Debentures, including interest	-	-	-	1,424,900
Issuance of Note Payable	-	-	100,000	100,000
Issuance of Convertible Notes Payable	435,221	365,000	385,000	2,750,722
Payments on Notes Payable	-	(88,963)	(219,332)	(635,295)
Sale of common stock	-	-	-	25,000
Net cash provided by financing activities	431,466	274,537	250,094	3,618,004
Net increase (decrease) in cash and cash equivalents	58,181	(5,973)	5,061	58,181
Cash and cash equivalents at beginning of period	-	5,973	912	-
Cash and cash equivalents at end of period	$58,181	$-	$5,973	$58,181

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2012	2011	2010	2012

Supplemental disclosure of cash flow information:
Cash paid for interest	$751	$12,172	$721	$23,890

Supplemental disclosure of noncash investing and
financing activities:
Capital lease related to the purchase of equipment	$-	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$-	$100
Common stock issued to consultant, directors and former employee	$-	$63,000	$-	$63,000
Common stock issued for promissory notes	$-	$-	$-	$133,596
Common stock issued for Debentures converted	$-	$-	$165,550	$1,498,887
Common stock issued for convertible notes converted	$155,551	$97,659	$10,678	$435,980
Common stock and note payable issued for acquistion of Biomass	$-	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$-	$693,045

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2009-2012.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

Convertible Notes Payable and Warrants – The Company has issued Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the noteholder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as debt (notes payable) in the financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the year ended December 31, 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2012, 2011 and 2010, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 68 million, 62 million and 44 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of December 31, 2012, it would result in an increase of approximately $40,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	December 31,
	2012	2011
Computers	$7,999	$7,999
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	42,498	42,498
Accumulated Depreciation	(42,498)	(37,715)
Total	$-	$4,783

For the years ended December 31, 2012 and 2011, we had depreciation expense of $4,783 and $4,994, respectively.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011.  The Company and CMS have entered into various amendments extending the due date, the most recent of which was January 9, 2013, which extended the due date to April 30, 2013. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011 and (iii) re-dated the warrants to November 7, 2011.

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

Note 7 – Debt

	December 31,
	2012	2011
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 and $279,738 at December 31, 2012 and December 31, 2011, respectively, due in
one year from date of note, interest at 6.0%	$254,738	$279,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,831,073 and
$1,884,865 at December 31, 2012 and December 31, 2011, respectively,
due in one year from date of note, interest at 6.0%	1,831,073	1,884,865
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on
April 30, 2013, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $383,510 and $-0- at December 31, 2012 and December 31, 2011, respectively, due in 18 months from date of note,
interest at 6.0%	383,510	-
Total debt	2,547,017	2,242,299
Current maturities	(2,313,507)	(2,242,299)
Long-term portion, less current maturities	$233,510	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during 2009 and one note was converted to shares of Common Stock during 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2012, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of December 31, 2012, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock during 2011 and four in 2012. As of December 31, 2012, we had $1,831,073 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2012, had raised a total of $383,510 of investment proceeds. See Subsequent Events footnote for further disclosure regarding our notes.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 30, 2013 pursuant to an amendment on January 9, 2013 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance (re-dated to November 7, 2011 with an amendment). The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through February 28, 2011 (the original due date).

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. Amortization of the discounts (included in interest expense in the financial statements) is as follows:

	2012	2011	2010
2008 Offering	$-	$-	$7,137
2009 Offering	-	26,596	253,481
6/10 Offering	-	11,573	13,571
CMS Acquisition, LLC	-	3,492	7,222
Vertex	-	-	6,558
Total amortization	$-	$41,661	$287,969

The following is a summary of warrants issued, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2012	2011	2010
Noteholders, 2009 Offering (a)	$0.30	-	682,633	5,794,425
Noteholder, 6/10 Offering (a)	$0.30	-	-	250,000
Noteholders, 11/10 Offering	$0.30	6,926,367	6,602,884	116,667
Noteholders, 5/12 Offering	$0.35	1,095,742	-	-
CMS Acquistion LLC	$0.05	2,000,000	2,000,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000	500,000
		12,322,109	11,585,517	10,461,092

(a) Warrants either expired or exchanged into 11/10 Offering as part of new Note

Note 8 - Stockholders' Deficit

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

In August 2010, certain notes receivable from former and current members of our Board of Directors matured. The notes were originally issued in August 2007 to purchase shares of our common stock. Two of the former directors declined to pay these notes or extend the due date. As a result, 300,000 shares of restricted stock, issued at $0.15 per share, were forfeited and cancelled. The two other Directors agreed to extend the due date of their notes to August 2012. In August 2012, one former Director declined to pay the note and, as a result, 150,000 shares of common stock, issued at $0.15 per share, were forfeited and cancelled. The other Director elected to extend the due date of the note to August 2014.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of December 31, 2012, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of December 31, 2012 and 2011, the aggregate balances of advances totaled approximately $33,000 and $30,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, James Russell, Jose Bared, Sr. and David Bransby are parties in investments made in our convertible note offerings. As of December 31, 2012 and  2011, the aggregate amount due on these investments, including interest, is approximately $640,000 and $235,000, respectively.

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

	For the years ended December 31,
	2012	2011	2010
Risk-free interest rate	.63%-.92%	.98%-2.28%	1.76%-2.58%
Dividend yield	0%	0%	0%
Volatility	16.49%	19.75%-21.8%	24.3%-28.9%
Expected term (years)	5.0	5.0	5.0
Weighted-average Fair Value	$0.00	$0.01	$.02-$.03

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

	For the Year Ended December 31,
	2012	2011	2010
Pre-tax compensation expense:
Stock options	$15,720	$39,989	$118,361
Warrants	-	-	-
Total expense	15,720	39,989	118,361
Tax benefit, net	-	-	-
After-tax compensation expense	$15,720	$39,989	$118,361

Related to all grants, the Company will record future compensation expense for stock options of approximately $6,000 for 2013. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $310,000 at December 31, 2012. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2012, there was approximately $8,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of approximately 1.7 years. There are approximately 2.4 million options granted that are not yet vested as of December 31, 2012. These options have a weighted average exercise price of $0.05.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2012, is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2009	6,815,000	$0.19	(1)
Granted	322,000	0.07
Forfeited	(1,600,000)	0.26
Options outstanding at December 31, 2010	5,537,000	0.16	(1)
Granted	4,310,000	0.05
Forfeited	(25,000)	0.10
Options outstanding at December 31, 2011	9,822,000	0.11	(1)
Granted	540,000	0.04
Forfeited	(120,000)	0.07
Options outstanding at December 31, 2012	10,242,000	0.11	(1)

Options exercisable at December 31, 2012	7,805,333	$0.12	(1)

(1) The weighted-average exercise price at December 31, 2012, 2011 and 2010 for all options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock for the three years ended December 31, 2012:

	Restricted Shares Issued	Weighted-Avg Exercise Price
Balance as of December 31, 2009	2,330,000	$0.13
Granted	150,000	0.10
Forfeited	(300,000)	0.15
Balance as of December 31, 2010	2,180,000	0.12
Granted	600,000	0.06
Forfeited	(1,310,000)	0.10
Balance as of December 31, 2011	1,470,000	0.10
Granted	150,000	0.04
Forfeited	(150,000)	0.15
Balance as of December 31, 2012	1,470,000	0.09

Restricted stock vested at December 31, 2012	1,470,000	$0.09

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

The Company incurred no income taxes for the years ended December 31, 2012, 2011 and 2010.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2012, 2011 and 2010 is approximately $305,000, $280,000 and $460,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2012, net operating loss carryforwards of approximately $18,000, $149,000 $669,000, $928,000, $28,000 and $51,000 are available to offset future taxable income and expire in 2026, 2027, 2028, 2029, 2030 and 2031, respectively. This results in a net deferred tax asset of approximately $719,000 for which the Company has recorded a full valuation allowance. The net operating loss carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382.

Temporary differences which give rise to net deferred tax assets at December 31, 2012 and 2011 are:

	At December 31,
	2012	2011
Start-up costs	$709,000	$642,000
Net operating loss carryforward	750,000	730,000
Accrual to cash conversion	1,218,000	1,008,000
Share-based compensation related to stock options	309,000	303,000
Other	6,000	4,000
Total	2,992,000	2,687,000
Valuation allowance	(2,992,000)	(2,687,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 6 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the license agreement is void. The Company filed a motion to compel arbitration, which was denied. On January 30, 2012, CCT filed an anti-trust lawsuit against the Company and Mr. Vande Vegte alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). These cases are ongoing and we intend to vigorously defend our rights. In view of the inherent difficulty of predicting the outcome of litigation and claims, the Company often cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be. We believe that these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, an adverse outcome could be material to the Company’s results of operations or cash flows for any particular reporting period.

Commitments
Lease – The Company’s lease to rent approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri has expired. We are currently in the process of extending this lease while occupying the space. Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 13 – Subsequent Events

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant. In connection with our 5/12 Offering, which is the only offering still open, we have raised a total of $383,510 of investment proceeds as of March 22, 2013.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of March 22, 2013, approximately $1.94 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2012:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$94,286	$94,191	$93,846	$93,797
Professional fees	45,653	44,836	44,553	25,197
Research and development	-	50,000	70,000	-
	139,939	189,027	208,399	118,994
Other expense (income):
Interest	35,142	35,581	37,638	39,339
Other (income) expense	(2,226)	(2,243)	5,453	(1,952)

Net loss applicable to common stockholders	$172,855	$222,365	$251,490	$156,381

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2011:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$117,843	$97,481	$142,755	$108,631
Professional fees	43,264	18,040	31,395	33,167
	161,107	115,521	174,150	141,798
Other expense (income):
Interest	58,993	47,196	34,951	35,425
Other (income) expense	(3,832)	3,958	(2,953)	(45,601)

Net loss applicable to common stockholders	$216,268	$166,675	$206,148	$131,622

Basic net loss per common share	**	**	**	**
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at December 31, 2012. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2012, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Class III Directors:  Terms expiring in 2013

Name	Age	Principal Occupation	Service as Director Since

Edward P. Hennessey	54	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

James E. Russell	80	Mr. Russell served over 25 years as Senior Vice President for Corporate Development at Science Applications International Corporation (SAIC). From 2004 to present, he serves or has served as a consultant to SAIC as well as an independent consultant, senior advisor and private investor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics.	2012

Class I Directors: Terms expiring in 2014

Name	Age	Principal Occupation	Service as Director Since

Paul Simon, Jr.	54	Mr. Simon is a licensed attorney practicing in St. Louis, Mo. and has been a partner in the firm, Sauerwein, Simon, & Blanchard, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his BS in Business Administration and St. Louis University School of Law where he received his J.D.	2007

Jose Bared, Sr.	71	Mr. Bared began his career as an engineer and in 1968 founded The Bared Company, a Mechanical and Electrical Engineering and Design company. Mr. Bared was also a member of the founding group that purchased Republic National Bank of Miami in 1971. Mr. Bared served as a director of the bank from 1971 until its sale in 1998. Currently Mr. Bared serves on the Board of Directors of Jackson – United Petroleum, a natural gas producer operating in Kentucky and Pennsylvania. He has served on the Board of Trustees for the University of Miami for the past 30 years. He also has served on the Board of Governors of the Sylvester Cancer Center for the past 15 years and is a life member of the center. Mr. Bared holds a BS in Mechanical Engineering from the University of Miami.	2010

Class II Director:  Terms expiring in 2015

Name	Age	Principal Occupation	Service as Director Since

David Bransby, PhD	61	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

Non-Directors:

Name	Age	Principal Occupation	Service as Officer Since

Thomas Jennewein	49	Mr. Jennewein is currently the Chief Financial Officer of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005.	2007

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

Audit Committee

The Audit Committee is currently comprised of Messrs. Russell (Chairman) and Bransby, each of whom is “independent” in accordance with the Nasdaq standards, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. The Company has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company has determined that one member understands fundamental financial statements and has substantial business experience that results in that member's financial sophistication. While we intend to add an "audit committee financial expert" in the future, we believe our current members provide financial understanding given the early stages of our development and the fact that we have not generated any revenues to date. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants, confers with the independent public accountants regarding the adequacy of our financial controls and fiscal policy and performs other functions or duties provided in the Audit Committee Charter.

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2012.

Name and Principal Position(s)	Year	Salary	Stock Options(1)	Total
Edward P. Hennessey, President and CEO	2010	$15,500	$75,271	$90,771
	2011	17,500	25,154	42,654
	2012	38,000	10,873	48,873

Thomas Jennewein, Chief Financial Officer	2010	13,500	18,444	31,944
	2011	20,500	11,680	32,180
	2012	40,000	4,713	44,713

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

Bonuses - None of our executive officers were paid a bonus in 2012, 2011, or 2010.  We do not currently have any bonus plan for executive officers.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2012 compensation paid to our executive officers is fully deductible.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2012. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2012, which was $0.01.

	Option Awards						Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable		Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested

Edward P. Hennessey	8/31/2007	2,250,000		-	$0.15	8/31/2014		$-
	12/4/2008	1,200,000		-	$0.15	12/4/2015		$-
	8/25/2011	733,333	(2)	1,466,667	$0.055	8/25/2018		$-

Thomas G. Jennewein	8/31/2007	800,000		-	$0.15	8/31/2014		$-
	12/4/2008	400,000		-	$0.36	12/4/2015		$-
	7/6/2010	162,000		-	$0.07	7/6/2017		$-
	1/4/2011	750,000		-	$0.05	1/4/2018		$-
	8/25/2011	250,000	(2)	500,000	$0.055	8/25/2018		$-

(1) The options shown in this column are nonvested as of December 31, 2012.
(2) This option grant vests in three equal annual installments beginning on August 31, 2012, 2013 and 2014.

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	733,333	$-	(2)

Thomas G. Jennewein	-	$-	266,667	$200,000		60,000	(3)	$-
	-	$-	533,333	$-	(2)
	-	$-	400,000	$-	(2)
	-	$-	162,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	250,000	$-	(2)

(1) The values reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.03 to $0.90.
(2) The price of our common stock on these vesting dates was less than or equal to the exercise price of the options.
(3) This stock award was granted (and vested) on December 4, 2008. Each officer issued a promissory note with an exercise price of $0.36.

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

Director Compensation

For the year ending December 31, 2012, the following table summarizes compensation for members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (2)	compensation	Total
Paul Simon, Jr., Director	$-	$-	$-	$-	$-
David Bransby, Director	-	-	-	-	-
Joe Bared, Director	-	-	-	-	-
James Russell, Director (1)	-	-	-	-	-

(1) Received 150,000 restricted shares and 40,000 options in June 2012 upon joining the Board of Directors (received by each individual upon becoming a Director). No expense was recorded for fiscal 2012 as the FMV resulted in a value of $-0-.
(2) As of December 31, 2012, the following number of options were outstanding for each Director: Simon, Bransby and Bared - 130,000 options each; Russell - 40,000 options.

Each of the Company’s non-employee directors received compensation of 150,000 restricted shares of the Company’s common stock and a grant of 90,000 options (two-year vesting period) in 2011. Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of common stock upon joining as a director of the Company. The Company’s non-employee directors received no salary or other compensation as a board or committee member in 2012, 2011 and 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2012 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1) 7238 Pershing Ave., Unit B University City, MO 63130	7,443,275	10.3%

SRS Legacy Trust(2) 147 N. Meramec, Suite 200 Clayton, MO 63105	6,972,214	9.6%

RAM Resources, L.L.C. (3) 13397 Lakefront Drive Earth City, Missouri 63045	4,236,089	5.8%

W.L. Meyer Legacy Trust 15415 Clayton Rd. Ballwin, MO 63011	4,755,553	6.6%

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
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

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2012, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.  Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr.	11,686,608	(1)	15.2%
Thomas Jennewein	2,422,000	(2)	3.2%
James Russell	150,000	(2)	*	%
David Bransby	385,000	(2)	*	%
Jose Bared	385,000	(2)	*	%
Paul Simon, Jr.	462,935	(3)	*	%
Total owned by All Executive Officers and Directors	15,491,543		19.5%

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

In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors and approved by the SRS Energy shareholders on April 16, 2007. We currently have 14,000,000 shares of our common stock approved under our 2007 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	11,712,000	$0.11	2,288,000

Equity compensation plans not approved by security holders	-	-	-

Totals	11,712,000		2,288,000

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

Paul Simon, Jr., a director of the Company, is a Member of the law firm Sauerwein, Simon & Blanchard, P.C., which had provided legal services to the Company through 2009. No services have been provided since. The Company currently owes Sauerwein, Simon & Blanchard, P.C. approximately $90,000.

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2012, the balance of advances were approximately $13,000 and $20,000, respectively.

Three members of our Board of Directors, James Russell, Jose Bared, Sr. and David Bransby are parties to investments in our Convertible Note offerings – approximately $642,000 in the aggregate, including principal and interest, as of December 31, 2012. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

We use the Crane Agency Co. (“Crane”) as our broker for business and property insurance.  Our CEO’s brother was employed at Crane through the end of 2010 and had been involved in the negotiation of our insurance policies. Commissions to Crane in these years was less than $3,000.  We continue to purchase insurance through the Crane Agency Co. and expect to continue in the future.

Determination of Director Independence

Rules of The NASDAQ Stock Market LLC (“Nasdaq”) require that a majority of the Board of Directors be “independent,” as defined in Nasdaq Marketplace Rule 5605(a)(2). Under the Nasdaq rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Nasdaq rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company. The Board of Directors has determined that Messrs. Russell, Bransby and Bared are independent under Nasdaq Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2012	2011
Audit Fees (1)	$10,700	$10,200
Audit-Related Fees	-	-
Tax Fees (2)	3,785	4,485
All Other Fees	-	-
Total Fees	$14,485	$14,685

(1) Includes annual financial statement audit.
(2) Includes fees for the preperation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2012 and 2011.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and Inception to December 31, 2012
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and Inception to December 31, 2012
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

10.2*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.3*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.4*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.6*	Form of Employee Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7*	Form of Employee Stock Option Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8	Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).
10.9	Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.10	Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.11	Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.12	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).
10.13*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).
10.14	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

10.15	Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010). Subsequently terminated this agreement and the May 2011 amended agreement with Houlihan Capital, LLC effective April 11, 2012 (incorporated herein by reference to the Registrant’s current report on Form 8-K/A filed on April 12, 2012 amending the Registrant’s current report on Form 8-K filed February 15, 2012).
10.16	Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.17	Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.18	Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).
10.19	Amendment No. 2 dated May 31, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed on June 1, 2011).
10.20	Amendment No. 3 dated July 29, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s current report on Form 8-K filed on August 2, 2011).
10.21*	Form of Employee Stock Option Agreement entered into with Edward P. Hennessey, Jr. and Tom Jennewein (incorporated herein by reference to Exhibit 10.25 of the Registrant’s current report on Form 8-K filed on August 31, 2011).
10.22*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 of the Registrant’s current report on Form 8-K filed on October 19, 2011).
10.23	Amendment No. 4 dated November 7, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s current report on Form 8-K filed on November 10, 2011).
10.24	Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
10.25	Engagement Agreement between Cleantech Biofuels, Inc. and Bauhaus Capital Partners dated April 23, 2012 (incorporated herein by reference to Exhibit 10.29 of the Registrant’s current report on Form 8-K filed on April 27, 2012). Subsequently terminated this agreement effective November 1, 2012 (incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q filed on November 6, 2012).
10.26	Engagement Agreement between Cleantech Biofuels, Inc. and Fenton Engineering International dated May 30, 2012 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s current report on Form 8-K filed on June 5, 2012).
10.27	Amendment No. 6 dated July 31, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.29 of the Registrant’s quarterly report on Form 10-Q filed on August 6, 2012).
10.28	Amendment No. 7 dated November 1, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s quarterly report on Form 10-Q filed on November 6, 2012).
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
(registrant)

March 26, 2013	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 26, 2013	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2013	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 26, 2013	By:	/s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer (principal financial and accounting officer)

March 26, 2013	By:	/s/ James Russell
James Russell, Director

March 26, 2013	By:	/s/ Dr. David Bransby
David Bransby, Director

March 26, 2013	By:	/s/ Paul Simon, Jr.
Paul Simon, Jr., Director

March 26, 2013	By:	/s/ Jose Bared, Sr.
Jose Bared, Sr.., Director

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.2*	2007 Stock Option Plan (incorporated herein by reference to Exhibit 10.7 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.3*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.4*	Director Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.9 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.5*
Employment Agreement – Edward P. Hennessey, Jr. (incorporated herein by reference to Exhibit 10.10 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).

10.6*	Form of Employee Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.11 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.7*	Form of Employee Stock Option Agreement – Tom Jennewein (incorporated herein by reference to Exhibit 10.12 of the Registrant’s registration statement on Form SB-2 filed on September 10, 2007, File No. 333-145939).
10.8	Commercial Lease with Pershing Properties, LLC dated October 12, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s registration statement on Form SB-2/A filed on November 30, 2007, File No. 333-145939).
10.9	Patent Purchase Agreement dated October 22, 2008 by and between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.10	Note issued in favor of World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.16 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.11	Security Agreement between Cleantech Biofuels, Inc. and World Waste Technologies, Inc. dated October 22, 2008 (incorporated herein by reference to Exhibit 10.17 of the Registrant’s current report on Form 8-K filed on October 27, 2008).
10.12	Technology License and Joint Development Agreement among Biomass North America Licensing, Inc., Biomass North America, LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.18 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2008).
10.13*	Form of employee stock purchase agreement entered into with Edward P. Hennessey, Jr., Mike Kime and Tom Jennewein (incorporated herein by reference to Exhibit 10.20 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2008).
10.14	Amendment to Note and Warrant Exchange Agreement between Vertex Energy, Inc. and Cleantech Biofuels, Inc. dated July 23, 2009 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2009).

10.15	Engagement Agreement between Cleantech Biofuels, Inc. and Houlihan Smith & Company dated June 30, 2010 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s current report on Form 8-K filed on July 7, 2010). Subsequently terminated this agreement and the May 2011 amended agreement with Houlihan Capital, LLC effective April 11, 2012 (incorporated herein by reference to the Registrant’s current report on Form 8-K/A filed on April 12, 2012 amending the Registrant’s current report on Form 8-K filed February 15, 2012).
10.16	Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporate herein by reference to Exhibit 10.20 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.17	Security Agreement between Cleantech Biofuels, Inc. and CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.21 of the Registrant’s current report on Form 8-K filed on September 8, 2010).
10.18	Amendment dated February 11, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s current report on Form 8-K filed on February 16, 2011).
10.19	Amendment No. 2 dated May 31, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.23 of the Registrant’s current report on Form 8-K filed on June 1, 2011).
10.20	Amendment No. 3 dated July 29, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s current report on Form 8-K filed on August 2, 2011).
10.21*	Form of Employee Stock Option Agreement entered into with Edward P. Hennessey, Jr. and Tom Jennewein (incorporated herein by reference to Exhibit 10.25 of the Registrant’s current report on Form 8-K filed on August 31, 2011).
10.22*	Form of Director Stock Option Agreement (incorporated herein by reference to Exhibit 10.26 of the Registrant’s current report on Form 8-K filed on October 19, 2011).
10.23	Amendment No. 4 dated November 7, 2011 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s current report on Form 8-K filed on November 10, 2011).
10.24	Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
10.25	Engagement Agreement between Cleantech Biofuels, Inc. and Bauhaus Capital Partners dated April 23, 2012 (incorporated herein by reference to Exhibit 10.29 of the Registrant’s current report on Form 8-K filed on April 27, 2012). Subsequently terminated this agreement effective November 1, 2012 (incorporated herein by reference to the Registrant’s quarterly report on Form 10-Q filed on November 6, 2012).
10.26	Engagement Agreement between Cleantech Biofuels, Inc. and Fenton Engineering International dated May 30, 2012 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s current report on Form 8-K filed on June 5, 2012).
10.27	Amendment No. 6 dated July 31, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.29 of the Registrant’s quarterly report on Form 10-Q filed on August 6, 2012).
10.28	Amendment No. 7 dated November 1, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s quarterly report on Form 10-Q filed on November 6, 2012).
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.