Form 10-Q
period 2013-03-31
CleanTech Biofuels, Inc.
filed 2013-05-13
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO _________

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

As of May 9, 2013, 72,486,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$66	$58,181
Prepaids and other current assets	38,864	37,020
	38,930	95,201

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,160,180	$2,216,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$439,805	$431,452
Accrued interest	255,304	223,619
Accrued professional fees and other	959,543	905,656
Notes payable, net	2,423,095	2,313,507
Total Current Liabilities	4,077,747	3,874,234

Notes Payable - Long-Term	133,510	233,510

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
72,486,647 and 72,486,647 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively	72,487	72,487
Additional paid-in capital	6,528,897	6,526,876
Notes receivable - restricted common stock	(145,823)	(143,853)
Deficit accumulated during the development stage	(8,506,638)	(8,346,803)
Total Stockholders' Equity (Deficit)	(2,051,077)	(1,891,293)
Total Liabilities and Stockholders' Equity (Deficit)	$2,160,180	$2,216,451

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2013	2012	2013
General and administrative	$92,974	$94,286	$3,782,871
Professional fees	27,333	45,653	1,454,129
Research and development	-	-	1,337,847
Operating Loss	120,307	139,939	6,574,847

Other expense (income):
Interest expense	41,498	35,142	1,925,953
Amortization of technology license	-	-	35,000
Deposit forfeiture	-	-	(25,000)
Other income	-	-	(82,000)
Interest income	(1,970)	(2,226)	(56,510)
	39,528	32,916	1,797,443

Income tax benefit	-	-	-

Net loss applicable to common stockholders	$159,835	$172,855	$8,372,290

Basic and diluted net loss per common share	**	**	$0.15
Weighted average common shares outstanding	72,486,647	69,844,000	55,889,217

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Mar 31, 2013
Balances at December 31, 2012	72,486,647	$72,487	$6,526,876	$(143,853)	$(8,346,803)

Interest on Notes Receivable	-	-	-	(1,970)	-
Stock-based compensation	-	-	2,021	-	-
Net loss	-	-	-	-	(159,835)
Balances at March 31, 2013	72,486,647	$72,487	$6,528,897	$(145,823)	$(8,506,638)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
Operating Activities	2013	2012	2013
Net loss applicable to common stockholders	$(159,835)	$(172,855)	$(8,372,290)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	1,248	68,356
Amortization	-	-	35,000
Interest income	(1,970)	(2,226)	(29,123)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	2,021	4,952	795,933
Issuance of restricted common stock	-	-	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(1,819)	6,356	(5,419)
Technology license	-	-	(132,500)
Accounts payable	8,353	5,319	444,521
Other assets and other liabilities	41,273	34,929	579,525
Accrued liabilities	53,887	88,870	959,543
Net cash used by operating activities	(58,090)	(33,407)	(3,393,676)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows (Used) Provided by Financing Activities
Advances - related parties	(25)	(1,593)	(33,445)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	-	35,000	2,750,722
Payments on Note Payable	-	-	(635,295)
Sale of common stock	-	-	25,000
Net cash (used) provided by financing activities	(25)	33,407	3,617,979
Net increase (decrease) in cash and cash equivalents	(58,115)	-	66
Cash and cash equivalents at beginning of period	58,181	-	-
Cash and cash equivalents at end of period	$66	$-	$66

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$212	$24,115

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, director and former employee	$-	$-	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$5,000	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

Note 2 – Recent Accounting Pronouncements

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of March 31, 2013, it would result in an increase of approximately $80,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

Note 4 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”). As part of the acquisition of the PSC Patent, we also became the licensor of such technology under the existing license agreement between Bio-Products International, Inc, the licensee (“Bio-Products”) and WWT. The Company has paid WWT $600,000 and issued warrants to purchase 1,800,000 shares of Common Stock at $0.10 per share and 500,000 shares of Common Stock at $0.11 per share. WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. The warrants are exercisable at any time until October 22, 2014. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet. The value of the warrants had been recorded as a contra-balance amount with the note and has been fully amortized, as of March 31, 2010, through interest expense.

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The Note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was May 8, 2013, which extended the due date to March 8, 2014. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018.

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

Note 6 – Debt

	March 31,	December 31,
	2013	2012
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in
one year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,840,661 and
$1,831,073 at March 31, 2013 and December 31, 2012, respectively,
due in one year from date of note, interest at 6.0%	1,840,661	1,831,073
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on
March 8, 2014, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $383,510 due in 18 months from
date of note, interest at 6.0%	383,510	383,510
Total debt	2,556,605	2,547,017
Current maturities	(2,423,095)	(2,313,507)
Long-term portion, less current maturities	$133,510	$233,510

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of March 31, 2013, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2013, we had $1,840,661 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See Subsequent Events footnote for further disclosure regarding our notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of March 31, 2013, had raised a total of $383,510 of investment proceeds. See Subsequent Events footnote for further disclosure regarding our notes.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 8, 2014 pursuant to an amendment on May 8, 2013 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in various amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018.

The following is a summary of warrants issued, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares).

	Exercise	As of March 31,	As of December 31,
Warrants issued to:	Price	2013	2012
Noteholders, 11/10 Offering	$0.30	6,487,206	6,926,367
Noteholders, 5/12 Offering	$0.35	1,095,742	1,095,742
CMS Acquistion LLC	$0.05	2,000,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000
		11,882,948	12,322,109

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. All discounts were fully amortized and expensed as of June 30, 2011.

Note 7 - Stockholders' Equity (Deficit)

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2013 and December 31, 2012, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 68 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of March 31, 2013, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of March 31, 2013 and December 31, 2012, the aggregate balances of advances totaled approximately $33,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Three members of our Board of Directors, Mr. Jose Bared, Sr., David Bransby and James Russell are parties in investments made in our convertible note offerings. As of March 31, 2013 and December 31, 2012, the aggregate amount of these investments, including interest, is approximately $650,000 and $640,000, respectively.

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

In March 2012, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2013, with an exercise price of $0.04. In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2014, with an exercise price of $0.02. As of March 31, 2013, none of these options were cancelled or expired and 375,000 shares of these options were vested.

In June 2012, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to our newly elected director in which one half vests annually beginning in June 2013, with an exercise price of $0.04. As of March 31, 2013, none of these options were cancelled, expired or vested.

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of March 31, 2013, none of these options were cancelled or expired and 250,000 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended
	March 31, 2013	March 31, 2012
Pre-tax compensation expense:
Stock options	$2,021	$4,952
Warrants	-	-
Total expense	2,021	4,952
Tax benefit, net	-	-
After-tax compensation expense	$2,021	$4,952

Related to these grants, the Company will record future compensation expense of approximately $5,000 for the remainder of 2013. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $310,000 and $305,000 at March 31, 2013 and December 31, 2012, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2013, there was approximately $7,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.5 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2012	10,242,000	$0.11	(1)

Granted	1,000,000	$0.02
Exercised	-
Forfeited	(45,000)	$0.03
Options outstanding at March 31, 2013	11,197,000	$0.10	(1)

Options exercisable at March 31, 2013	8,305,333	$0.13	(1)

Unvested Options at March 31, 2013	2,891,667	$0.04	(1)

(1)
The weighted-average exercise price at March 31, 2013 and December 31, 2012 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2012	1,470,000	$0.09

Granted	-
Exercised	-
Forfeited	-
Balance as of March 31, 2013	1,470,000	$0.09

Restricted stock vested at March 31, 2013	1,470,000	$0.09

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

Note 11 – Subsequent Events

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant. In connection with our 5/12 Offering, which is the only offering still open, we have raised a total of $483,510 of investment proceeds as of May 9, 2013.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of May 9, 2013, approximately $1.95 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

The Company and CMS have entered into various amendments extending the due date of the Company’s Note Payable to CMS, the most recent of which was May 8, 2013, which extended the due date to March 8, 2014.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 26, 2013, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

We are the exclusive licensee in the United States and Canada of patented technology in the United States that we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process was based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”) but, pursuant to a settlement agreement with Bio-Products in March 2009, whereby, in addition to a customary mutual release, Bio-Products entered into a covenant not to sue whereby Bio-Products and its related parties agreed we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desire and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section titled “Recent Developments.”

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

Recent Developments

In February 2013, the Company and Science Applications International Corporation (SAIC) entered into a Memorandum of Understanding (MOU) to work cooperatively in the development of joint waste-to-energy and micro-grid projects. We plan to establish systems consisting of the Company’s Biomass Recovery Process and SAIC-sponsored alternative energy systems that use the Company’s biomass to produce electricity and steam or biofuels that use SAIC’s micro-grid technologies. SAIC provides engineering services, project management and design, and experience in waste to energy technologies, building combined heat and power facilities, and environmental assessments and permitting.

Beginning in May 2012, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 5/12 Offering). As of May 9, 2013, the Company has received $483,510 in investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.35 per share.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of May 9, 2013, approximately $1.95 million is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

The Company and CMS Acquisition, LLC (“CMS”) have entered into various amendments extending the due date of our Note Payable to CMS, the most recent of which was May 8, 2013, which extended the due date to March 8, 2014. As consideration for this amendment, the Company has: (i) re-dated the original warrants to May 8, 2013 and (ii) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018.

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

On September 22, 2010, we notified Bio-Products that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products, which included removing the exclusivity of the license. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products affected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla asking that the Company’s termination of the sub-license agreement is void. The Company filed a motion to compel arbitration, which was denied. This case is ongoing.

Additionally, on January 30, 2012, CCT filed an anti-trust lawsuit alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). On March 26, 2012, the Company filed a motion to dismiss which the court has denied. This case is ongoing.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Change
General and administrative	$92,974	$94,286	$(1,312)
Professional fees	27,333	45,653	(18,320)
Operating loss	120,307	139,939	(19,632)

Other expense (income):
Interest expense	41,498	35,142	6,356
Interest income	(1,970)	(2,226)	256

Net Loss	$159,835	$172,855	$(13,020)

Professional Fees – The decrease in 2013 is due to decreases of $11,000 in legal fees and $8,000 in other consulting.

Interest Expense – The increase is due to issuing additional convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital to in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 9, 2013, we raised an aggregate of approximately $2.95 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 9, 2013, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities, through strategic alliances with larger energy or waste management companies and/or possibly retaining a new financial advisor. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

Each note may be converted, at the note holder’s option, at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized and expensed as of June 30, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of March 31, 2013, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011and four notes were converted to shares of Common Stock in 2012. As of March 31, 2013, we had $1,840,661 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of March 31, 2013, had raised a total of $383,510 of investment proceeds and have $383,510 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 8, 2014 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018. As of March 31, 2013, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Three months ended March 31,
	2013	2012
Net cash used by operating activities	$(58,090)	$(33,407)
Net cash used by investing activities	-	-
Net cash (used) provided by financing activities	(25)	33,407

Net cash used by operating activities

During the three months ended March 31, 2013 and 2012, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2012, was primarily due to the issuance of notes payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2013. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,708,500	$2,575,000	$133,500	$-	$-
CMS Acquition Note (2)	93,500	93,500	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,802,000	$2,668,500	$133,500	$-	$-

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

(2) Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due March 8, 2014.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2013.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at March 31, 2013. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2013, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS –

During May 2012 (5/12 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of March 31, 2013, the Company raised a total of $383,510 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.35 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES –

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering and 11/10 Offering) are due. As of March 31, 2013, approximately $1.9 million (including approximately $210,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

ITEM 4.  MINE SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

10.30	Amendment No.9 dated May 8, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: May 13, 2013	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 13, 2013	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.30	Amendment No.9 dated May 8, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.