Form 10-Q
period 2013-06-30
CleanTech Biofuels, Inc.
filed 2013-08-06
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 6, 2013, 72,486,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

 CLEANTECH BIOFUELS, INC.
 (formerly Alternative Ethanol Technologies, Inc.)
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$824	$58,181
Prepaids and other current assets	44,675	37,020
	45,499	95,201

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,166,749	$2,216,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$439,491	$431,452
Accrued interest	299,146	223,619
Accrued professional fees and other	992,124	905,656
Notes payable, net	2,556,605	2,313,507
Total Current Liabilities	4,287,366	3,874,234

Notes Payable - Long-Term	100,000	233,510

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 72,486,647 shares issued and outstanding at June 30, 2013 and December 31, 2012	72,487	72,487
Additional paid-in capital	6,530,939	6,526,876
Notes receivable - restricted common stock	(147,821)	(143,853)
Deficit accumulated during the development stage	(8,676,222)	(8,346,803)
Total Stockholders' Equity (Deficit)	(2,220,617)	(1,891,293)
Total Liabilities and Stockholders' Equity (Deficit)	$2,166,749	$2,216,451

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
General and administrative	$98,612	$94,191	$191,586	$188,477	$3,881,483
Professional fees	28,790	44,836	56,123	90,489	1,482,919
Research and development	-	50,000	-	50,000	1,337,847
Operating Loss	127,402	189,027	247,709	328,966	6,702,249

Other expense (income):
Interest expense	44,180	35,581	85,678	70,723	1,970,133
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(82,000)
Interest income	(1,998)	(2,243)	(3,968)	(4,469)	(58,508)
	42,182	33,338	81,710	66,254	1,839,625

Income tax benefit	-	-	-	-	-

Net loss applicable to common stockholders	$169,584	$222,365	$329,419	$395,220	$8,541,874

Basic and diluted net loss per common share	**	**	$0.01	$0.01	$0.15
Weighted average common shares outstanding	72,486,647	72,536,647	72,486,647	71,190,324	56,352,402

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	June 30, 2013
Balances at December 31, 2012	72,486,647	$72,487	$6,526,876	$(143,853)	$(8,346,803)

Interest on Notes Receivable	-	-	-	(3,968)	-
Stock-based compensation	-	-	4,063	-	-
Net loss	-	-	-	-	(329,419)
Balances at June 30, 2013	72,486,647	$72,487	$6,530,939	$(147,821)	$(8,676,222)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
Operating Activities	2013	2012	2013
Net loss applicable to common stockholders	$(329,419)	$(395,220)	$(8,541,874)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	2,497	68,356
Amortization	-	-	35,000
Interest income	(3,968)	(4,469)	(31,121)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	4,063	9,824	797,975
Issuance of restricted common stock	-	-	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(1,856)	6,647	(5,456)
Technology license	-	-	(132,500)
Accounts payable	8,039	37,898	444,207
Other assets and other liabilities	85,115	70,143	623,367
Accrued liabilities	86,468	103,036	992,124
Net cash used by operating activities	(151,558)	(169,644)	(3,487,144)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows (Used) Provided by Financing Activities
Advances - related parties	(5,799)	(1,978)	(39,219)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	100,000	201,712	2,850,722
Payments on Note Payable	-	-	(635,295)
Sale of common stock	-	-	25,000
Net cash provided by financing activities	94,201	199,734	3,712,205
Net increase (decrease) in cash and cash equivalents	(57,357)	30,090	824
Cash and cash equivalents at beginning of period	58,181	-	-
Cash and cash equivalents at end of period	$824	$30,090	$824

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$564	$580	$24,454

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, director and former employee	$-	$-	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$155,551	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of June 30, 2013, it would result in an increase of approximately $80,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or reissuance. The Note was originally to mature on February 28, 2011.  The Company and CMS have entered into various amendments extending the due date, the most recent of which was May 8, 2013, which extended the due date to March 8, 2014. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018.

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

Note 6 – Debt

	June 30,	December 31,
	2013	2012
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in
one year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,840,661 and
$1,831,073 at June 30, 2013 and December 31, 2012, respectively,
due in one year from date of note, interest at 6.0%	1,840,661	1,831,073
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on
March 8, 2014, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $483,510 and $383,510 at
June 30, 2013 and December 31, 2012, respectively, due in 18 months
from the date of note, interest at 6.0%	483,510	383,510
Total debt	2,656,605	2,547,017
Current maturities	(2,556,605)	(2,313,507)
Long-term portion, less current maturities	$100,000	$233,510

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock. See Subsequent Events footnote for further disclosure regarding our notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2013, we had $1,840,661 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. See Subsequent Events footnote for further disclosure regarding our notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of June 30, 2013, had raised a total of $483,510 of investment proceeds. See Subsequent Events footnote for further disclosure regarding our notes.

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

	Exercise	As of June 30,	As of December 31,
Warrants issued to:	Price	2013	2012
Noteholders, 11/10 Offering	$0.30	3,171,780	6,926,367
Noteholders, 5/12 Offering	$0.35	1,381,456	1,095,742
CMS Acquistion LLC	$0.05	2,150,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000
		9,003,236	12,322,109

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2013 and December 31, 2012, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 67 million and 68 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of June 30, 2013, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of June 30, 2013 and December 31, 2012, the aggregate balances of advances totaled approximately $39,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of June 30, 2013 and December 31, 2012, the aggregate amount of these investments, including interest, is approximately $415,000 and $402,000, respectively.

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

In March 2012, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2013, with an exercise price of $0.04. In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2014, with an exercise price of $0.02. As of June 30, 2013, none of these options were cancelled or expired and 375,000 shares of these options were vested.

In June 2012, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to our newly elected director in which one half vests annually beginning in June 2013, with an exercise price of $0.04. As of June 30, 2013, none of these options were cancelled or expired and 20,000 shares of these options were vested.

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of June 30, 2013, none of these options were cancelled or expired and 250,000 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Pre-tax compensation expense:
Stock options	$2,043	$4,871	$4,063	$9,824
Warrants	-	-	-	-
Total expense	2,043	4,871	4,063	9,824
Tax benefit, net	-	-	-	-
After-tax compensation expense	$2,043	$4,871	$4,063	$9,824

Related to these grants, the Company will record future compensation expense of approximately $2,500 for the remainder of 2013. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $310,000 and $305,000 at June 30, 2013 and December 31, 2012, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of June 30, 2013, there was approximately $5,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately 1.2 years.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2012	10,242,000	$0.11	(1)

Granted	1,000,000	$0.02
Exercised	-
Forfeited	(45,000)	$0.03
Options outstanding at June 30, 2013	11,197,000	$0.10	(1)
Options exercisable at June 30, 2013	8,325,333	$0.12	(1)
Unvested Options at June 30, 2013	2,871,667	$0.04	(1)

(1)
The weighted-average exercise price at June 30, 2013 and December 31, 2012 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2012	1,470,000	$0.09

Granted	-
Exercised	-
Forfeited	-
Balance as of June 30, 2013	1,470,000	$0.09

Restricted stock vested at June 30, 2013	1,470,000	$0.09

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

Note 11 – Subsequent Events

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant. In connection with our 5/12 Offering, which is the only offering still open, we have raised a total of $583,510 of investment proceeds as of August 6, 2013.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of August 6, 2013, approximately $2.1 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

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

Beginning in May 2012, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (our 5/12 Offering). As of August 6, 2013, the Company has received $583,510 in investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share, at the Note holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the Note at a price of $0.35 per share.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of August 6, 2013, approximately $2.1 million is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012	Change
General and administrative	$98,612	$94,191	$4,421
Professional fees	28,790	44,836	(16,046)
Research and development	-	50,000	(50,000)
Operating loss	127,402	189,027	(61,625)

Other expense (income):
Interest expense	44,180	35,581	8,599
Interest income	(1,998)	(2,243)	245

Net Loss	$169,584	$222,365	$(52,781)

Professional Fees – The decrease in 2013 is due to a decrease of $15,000 in legal fees.

Research and Development – The Company incurred expense in 2012 related to an engagement for an engineering firm to provide the front-end engineering for the Company’s first commercial plant at an existing transfer station.

Interest Expense – The increase in 2013 is due to issuing additional convertible notes.

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012	Change
General and administrative	$191,586	$188,477	$3,109
Professional fees	56,123	90,489	(34,366)
Research and development	-	50,000	(50,000)
Operating loss	247,709	328,966	(81,257)

Other expense (income):
Interest expense	85,678	70,723	14,955
Interest income	(3,968)	(4,469)	501

Net Loss	$329,419	$395,220	$(65,801)

Professional Fees – The decrease in 2013 is due to decreases of $26,000 in legal fees and $8,000 in other consulting.

Research and Development – The Company incurred expense in 2012 related to an engagement for an engineering firm to provide the front-end engineering for the Company’s first commercial plant at an existing transfer station.

Interest Expense – The increase in 2013 is due to issuing additional convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 6, 2013, we raised an aggregate of approximately $3.05 million, in separate offerings of units comprised of a convertible note and warrants. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of August 6, 2013, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities, through strategic alliances with larger energy or waste management companies and/or possibly retaining a new financial advisor. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011and four notes were converted to shares of Common Stock in 2012. As of June 30, 2013, we had $1,840,661 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of June 30, 2013, had raised a total of $483,510 of investment proceeds and have $483,510 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 8, 2014 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018. As of June 30, 2013, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Six months ended June 30,
	2013	2012
Net cash used by operating activities	$(151,558)	$(169,644)
Net cash used by investing activities	-	-
Net cash provided by financing activities	94,201	199,734

Net cash used by operating activities

During the six months ended June 30, 2013 and 2012, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012, was primarily due to the issuance of notes payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2013. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$2,859,000	$2,759,000	$100,000	$-	$-
CMS Acquisition Note (2)	95,000	95,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$2,954,000	$2,854,000	$100,000	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2013.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at June 30, 2013. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2013, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – During May 2012 (5/12 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of June 30, 2013, the Company raised a total of $483,510 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.35 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering and 11/10 Offering) are due. As of June 30, 2013, approximately $2.15 million (including approximately $250,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: August 6, 2013	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 6, 2013	By:	/s/ Thomas Jennewein
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