Form 10-K/A
period 2012-12-31
CleanTech Biofuels, Inc.
filed 2013-11-05
CIK 1411036

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

Large accelerated filer ☐	Accelerated filer ☐
(Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 (the last business day of our most recently completed second quarter) - $1,147,748

As of March 22, 2013, the number of shares outstanding of the Company's common stock was 72,486,647.

DOCUMENTS INCORPORATED BY REFERENCE - None

Explanatory Note:

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) of Cleantech Biofuels, Inc. (the “Company”) is to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2013 (the “Original Form 10-K”). This Amendment is being filed due to staff comments from the SEC solely to amend and restate: Part II—Item 8 “Financial Statements and Supplementary Data” to amend the audit report to identify the city and state from where the report was issued.

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

PART II

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
Maryland Heights, Missouri

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
** - less than $.01 per share

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.

November 5, 2013	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer