Form 10-Q
period 2013-09-30
CleanTech Biofuels, Inc.
filed 2013-11-12
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

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

As of November 11, 2013, 78,486,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$19,043	$58,181
Prepaids and other current assets	38,921	37,020
	57,964	95,201

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,521,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,179,214	$2,216,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$406,535	$431,452
Accrued interest	335,252	223,619
Accrued payroll and professional fees	958,984	905,656
Notes payable, net	2,566,948	2,313,507
Total Current Liabilities	4,267,719	3,874,234

Notes Payable - Long-Term	200,000	233,510

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
73,486,647 and 72,486,647 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	73,487	72,487
Additional paid-in capital	6,631,520	6,526,876
Notes receivable - restricted common stock	(149,854)	(143,853)
Deficit accumulated during the development stage	(8,843,658)	(8,346,803)
Total Stockholders' Equity (Deficit)	(2,288,505)	(1,891,293)
Total Liabilities and Stockholders' Equity (Deficit)	$2,179,214	$2,216,451

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
General and administrative	$99,600	$93,846	$291,186	$282,323	$3,981,083
Professional fees	23,275	44,553	79,398	135,042	1,506,194
Research and development	-	70,000	-	120,000	1,337,847
Operating Loss	122,875	208,399	370,584	537,365	6,825,124

Other expense (income):
Interest expense	46,594	37,638	132,272	108,361	2,016,727
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(82,000)
Interest income	(2,033)	5,453	(6,001)	984	(60,541)
	44,561	43,091	126,271	109,345	1,884,186

Income tax benefit	-	-	-	-	-

Net loss applicable to common stockholders	$167,436	$251,490	$496,855	$646,710	$8,709,310

Basic and diluted net loss per common share	**	**	$0.01	$0.01	$0.15
Weighted average common shares outstanding	73,153,314	72,536,647	72,708,869	71,639,098	56,804,010

** - less than $0.01
The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Sep 30, 2013
Balances at December 31, 2012	72,486,647	$72,487	$6,526,876	$(143,853)	$(8,346,803)

Interest on Notes Receivable	-	-	-	(6,001)	-
Stock-based compensation	-	-	5,644	-	-
Issuance of restricted shares to investor in August-2013
at $0.10 per share	1,000,000	1,000	99,000	-	-
Net loss	-	-	-	-	(496,855)
Balances at September 30, 2013	73,486,647	$73,487	$6,631,520	$(149,854)	$(8,843,658)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
Operating Activities	2013	2012	2013
Net loss applicable to common stockholders	$(496,855)	$(646,710)	$(8,709,310)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	3,287	68,356
Amortization	-	-	35,000
Interest income	(6,001)	984	(33,154)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	5,644	13,655	799,556
Issuance of restricted common stock	-	-	63,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(2,000)	5,914	(5,600)
Technology license	-	-	(132,500)
Accounts payable	(24,917)	86,853	411,251
Other assets and other liabilities	131,564	107,645	669,816
Accrued liabilities	53,328	146,036	958,984
Net cash used by operating activities	(339,237)	(282,336)	(3,674,823)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows (Used) Provided by Financing Activities
Advances - related parties	99	(1,978)	(33,321)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	200,000	301,712	2,950,722
Payments on Note Payable	-	-	(635,295)
Sale of common stock	100,000	-	125,000
Net cash (used) provided by financing activities	300,099	299,734	3,918,103
Net increase (decrease) in cash and cash equivalents	(39,138)	17,398	19,043
Cash and cash equivalents at beginning of period	58,181	-	-
Cash and cash equivalents at end of period	$19,043	$17,398	$19,043

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

	Nine months ended September 30,		July 14, 2004 (inception) to September 30,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$708	$717	$24,598

Supplemental disclosure of noncash investing and financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultant, director and former employee	$-	$-	$63,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$155,551	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,501,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

Note 2 – Recent Accounting Pronouncements

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The Company is currently evaluating the impact of the amended accounting guidance on our consolidated financial position. However, the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% (the “Note”) to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. The escrowed shares will be released to the Licensor’s shareholders if and when the Company commences a commercial development that utilizes the Biomass Recovery Process. The Company recorded a long-term asset of $1.5 million which it will begin to amortize upon utilizing the license in our operations. If the escrowed shares are released based on the specified future events, an increase to the value of the asset will be recorded at that time. Based on the market value of Common Stock as of September 30, 2013, it would result in an increase of approximately $120,000 to the asset. Any future increase in the value of the asset would depend on the market value of our Common Stock at the time of utilization. See Note 11 - Subsequent Events for an update.

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

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The license requires that the Company pay a royalty in the amount of $1.00 per ton of bone-dry biomass produced using the Biomass Recovery Process.  The license agreement is for a term of 21 years or the life of any patent issued for the Biomass Recovery Process. The Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process, except that a principal owner of the Licensor has the right of first offer to manage and operate with respect to any development commenced using the licensed technology within 100 miles of the City of Chicago, Illinois.  The license agreement further provides that the Company and the Licensor will work in good faith to complete a commercial development in the City of Chicago using the Biomass Recovery Process. See Note 11 - Subsequent Events for an update.

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

Note 6 – Debt

	September 30,	December 31,
	2013	2012

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in one year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,851,004 and $1,831,073 at September 30, 2013 and December 31, 2012, respectively, due in one year from date of note, interest at 6.0%	1,851,004	1,831,073
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on March 8, 2014, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $583,510 and $383,510 at September 30, 2013 and December 31, 2012, respectively, due in 18 months from the date of note, interest at 6.0%	583,510	383,510
Total debt	2,766,948	2,547,017
Current maturities	(2,566,948)	(2,313,507)
Long-term portion, less current maturities	$200,000	$233,510

Convertible Notes Payable

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed

Each note may be converted, at the note holder’s option, at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). See Subsequent Events footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2013, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2013, had raised a total of $583,510 of investment proceeds.

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

Warrants issued to:	Exercise price	As of Sep 30, 2013	As of Dec 31, 2012
Noteholders, 11/10 Offering	$0.30	2,410,394	6,926,367
Noteholders, 5/12 Offering	$0.35	1,667,170	1,095,742
Equity Offering 8/13	$0.15	3,000,000	-
CMS Acquistion LLC	$0.05	2,150,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000
		11,527,564	12,322,109

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. All discounts were fully amortized and expensed as of June 30, 2011.

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 7 - Stockholders' Equity (Deficit)

In January 2012, the Company issued 83,333 shares of Common Stock (at $0.06 per share) to an investor upon the conversion of a Convertible Note.

In April 2012, the Company issued 2,564,055 shares of Common Stock (at $0.06 per share) to an investor upon the conversion of Convertible Notes.

In April 2012, the Company issued 78,592 restricted shares of Common Stock (at $0.06 per share) in exchange for $4,715.55 related to certain accounts payable.

In June 2012, the Company issued 150,000 restricted shares of our Common Stock (at $0.04 per share) to our newly elected non-management director. The director issued a promissory note to the Company in exchange for the stock purchase similar to the restricted share grants to all other newly elected directors.

In August 2012, a note receivable from a former director matured and was not paid. The note was originally issued in August 2007 to purchase shares of our common stock. As a result, 150,000 shares of restricted stock, issued at $0.15 per share were forfeited and cancelled.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2013, the Company issued 1,000,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $100,000 in investment in this offering. The Company has closed all debt offerings.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2013 and December 31, 2012, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 69 million and 68 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with the executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

The Company has hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals are part of the engineering firm Fenton Engineering International (FEI) which we have used and continue to use their services. As of September 30, 2013, all amounts have been paid to FEI except for approximately $58,000.

Two members of our current Board of Directors, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of September 30, 2013 and December 31, 2012, the aggregate amount of these investments, including interest, is approximately $420,000 and $402,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of September 30, 2013, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2013 and December 31, 2012, the aggregate balances of advances totaled approximately $33,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In March 2012, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2013, with an exercise price of $0.04. In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 250,000 shares of Common Stock to consultants in which half vested immediately and half vested in March 2014, with an exercise price of $0.02. As of September 30, 2013, none of these options were cancelled or expired and 375,000 shares of these options were vested.

In June 2012, the Company granted options under the Stock Plan to purchase 40,000 shares of Common Stock to our newly elected director in which one half vests annually beginning in June 2013, with an exercise price of $0.04. As of September 30, 2013, none of these options were cancelled or expired and 20,000 shares of these options were vested.

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of September 30, 2013, none of these options were cancelled or expired and 500,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2013, none of these options were cancelled, expired or vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Nine months ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Pre-tax compensation expense:
Stock options	$1,580	$3,831	$5,644	$13,655
Warrants	-	-	-	-
Total expense	1,580	3,831	5,644	13,655
Tax benefit, net	-	-	-	-
After-tax compensation expense	$1,580	$3,831	$5,644	$13,655

Related to these grants, the Company will record future compensation expense of approximately $1,000 for the remainder of 2013. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $311,000 and $305,000 at September 30, 2013 and December 31, 2012, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2013, there was approximately $3,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately one year.

CLEANTECH BIOFUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2012	10,242,000	$0.11	(1)
Granted	2,000,000	$0.06
Exercised	-
Forfeited	(295,000)	$(0.09)
Options outstanding at September 30, 2013	11,947,000	$0.10	(1)

Options exercisable at September 30, 2013	9,353,666	$0.11	(1)

Unvested Options at September 30, 2013	2,593,334	$0.07	(1)

(1) The weighted-average exercise price at September 30, 2013 and December 31, 2012 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock to employees and directors:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2012	1,470,000	$0.09
Granted	-
Exercised	-
Forfeited	-
Balance as of September 30, 2013	1,470,000	$0.09

Restricted stock vested at September 30, 2013	1,470,000	$0.09

Note 10 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 5 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. Cleantech Biofuels, Inc. CCT is asking that the Company’s termination of the license agreement is void. The Company filed a motion to compel arbitration, which was denied. The trial date has been set for June 9, 2014. This case is ongoing and we intend to vigorously defend our rights.

On January 30, 2012, CCT filed an anti-trust lawsuit against the Company and Mr. Vande Vegte alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). This case has been voluntarily dismissed per the stipulation filed with the court in August 2013.

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of September 30, 2013, approximately $2.1 million is currently due, including interest. We are working with each remaining noteholder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 11, 2013, the Company has issued 2,000,000 restricted shares of our Common Stock in exchange for $200,000 in investment in this offering. The Company has closed all debt offerings.

In November 2013, the Company entered into an Amended Technology License and Joint Development Agreement with its’ Licensor (the “Amended Agreement”). Under the terms of the Amended Agreement, the Company retains the exclusive license to the licensed technology in the United States and Canada, while eliminating any performance requirements for a commercial development. The term is for 21 years or the date of expiration of the last of the technology patents, including any extensions, modifications or amendments. Additionally, the royalty to be paid by the Company to the Licensor will be $2.00 per ton of MSW with no royalty due if the MSW is used for research and development. The 4,000,000 shares previously held in escrow have been released to the Licensor and the Company will record a $120,000 addition to our Technology License asset related to these shares.

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

Recent Developments

In February 2013, the Company and Science Applications International Corporation (SAIC) entered into a Memorandum of Understanding (MOU) to work cooperatively in the development of joint waste-to-energy and micro-grid projects. In September 2013, SAIC has changed its’ name to Leidos Holdings, Inc. (Leidos). We plan to establish systems consisting of the Company’s Biomass Recovery Process and Leidos-sponsored alternative energy systems that use the Company’s biomass to produce electricity and steam or biofuels that use Leidos’ micro-grid technologies. Leidos provides engineering services, project management and design, and experience in waste to energy technologies, building combined heat and power facilities, and environmental assessments and permitting.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 8, 2013, the Company has issued 2,000,000 restricted shares of our Common Stock in exchange for $200,000 in investment in this offering. The Company has closed all debt offerings.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 Offering are now due. As of November 11, 2013, approximately $2.15 million is currently due, including interest. We are working with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

In September 2013, the Company has hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals are part of the engineering firm Fenton Engineering International (FEI) which we have used and continue to use their services. In May 2012, the Company entered into an Engagement Agreement with FEI whereby FEI will provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station to process municipal solid waste into biomass and recyclables for conversion into renewable fuels, power and bio-based chemicals. This engineering phase will define the infrastructure required, locate utility tie-ins, locate existing and new structures, select materials handling equipment, develop an equipment arrangement and provide a cost estimate for the project.

In November 2013, the Company entered into an Amended Technology License and Joint Development Agreement with its’ licensor, Biomass North America LLC (the “Amended Agreement”). Under the terms of the Amended Agreement, the Company retains the exclusive license to the licensed technology in the United States and Canada, while eliminating any performance requirements for a commercial development. The term is for 21 years or the date of expiration of the last of the technology patents, including any extensions, modifications or amendments. Additionally, the royalty to be paid by the Company to the licensor will be $2.00 per ton of MSW with no royalty due if the MSW is used for research and development. The 4,000,000 shares previously held in escrow have been released to the licensor and the Company will record a $120,000 addition to our Technology License asset related to these shares.

On September 22, 2010, we notified Bio-Products that it was in breach of the license agreement governing our license of the PSC technology to Bio-Products, which included removing the exclusivity of the license. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products affected a transfer of the license in violation of the license agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the license agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla asking that the Company’s termination of the sub-license agreement is void. The Company filed a motion to compel arbitration, which was denied. The trial date has been set for June 9, 2014. This case is ongoing.

Additionally, on January 30, 2012, CCT filed an anti-trust lawsuit alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). This case has been voluntarily dismissed per the filing with the court in August 2013.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012	Change
General and administrative	$99,600	$93,846	$5,754
Professional fees	23,275	44,553	(21,278)
Research and development	-	70,000	(70,000)
Operating loss	122,875	208,399	(85,524)

Other expense (income):
Interest expense	46,594	37,638	8,956
Interest income	(2,033)	5,453	(7,486)

Net Loss	$167,436	$251,490	$(84,054)

Professional Fees – The decrease in 2013 is due to a decrease of $19,000 in legal fees.

Research and Development – The Company incurred expense in 2012 related to an engagement for an engineering firm to provide the front-end engineering for the Company’s first commercial plant at an existing transfer station.

Interest Expense – The increase in 2013 is due to issuing additional convertible notes.

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012	Change
General and administrative	$291,186	$282,323	$8,863
Professional fees	79,398	135,042	(55,644)
Research and development	-	120,000	(120,000)
Operating loss	370,584	537,365	(166,781)

Other expense (income):
Interest expense	132,272	108,361	23,911
Interest income	(6,001)	984	(6,985)

Net Loss	$496,855	$646,710	$(149,855)

Professional Fees – The 2013 decrease is due to decreases of $45,000 in legal fees and $15,000 in other consulting.

Research and Development – The Company incurred expense in 2012 related to an engagement for an engineering firm to provide the front-end engineering for the Company’s first commercial plant at an existing transfer station.

Interest Expense – The increase in 2013 is due to issuing additional convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 11, 2013, we raised an aggregate of approximately $3.05 million, in separate offerings of units comprised of a convertible note and warrants and an additional $200,000 in a separate offering of units under a Stock Subscription Agreement. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 11, 2013, our current cash is not sufficient to fund our operations. Our liabilities are substantially greater than our current available funds. We are seeking additional financing through the sale of additional equity, various government funding opportunities, through strategic alliances with larger energy or waste management companies and/or possibly retaining a new financial advisor. However, we may not be successful in securing additional capital. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

Debt

Convertible Notes Payable

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011and four notes were converted to shares of Common Stock in 2012. As of September 30, 2013, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2013, had raised a total of $583,510 of investment proceeds and have $583,510 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 8, 2014 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to May 8, 2013 and (iv) issued a new warrant for 150,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until May 8, 2018. As of September 30, 2013, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Nine months ended September 30 ,
	2013	2012
Net cash used by operating activities	$(339,237)	$(282,336)
Net cash used by investing activities	-	-
Net cash (used) provided by financing activities	300,099	299,734

Net cash used by operating activities

During the nine months ended September 30, 2013 and 2012, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012, was primarily due to the issuance of notes payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2013. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,003,000	$2,803,000	$200,000	$-	$-
CMS Acquisition Note (2)	97,000	97,000	-	-	-
Operating Lease (3)	-	-	-	-	-
Total contractual obligations	$3,100,000	$2,900,000	$200,000	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year or 18-month terms and are convertible into shares of Common Stock at the noteholders option. The first of these notes matured in April 2010. We are working with the noteholders to refinance their notes, convert their notes or repay the notes.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 26, 2013. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2013.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level at September 30, 2013. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2013, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On March 21, 2011, we terminated the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company, filed in the Superior Court of California, Orange County. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint was not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT is seeking to void the Company’s termination of the sub-license agreement. The Company filed a motion to compel arbitration, which was denied. The trial date has been set for June 9, 2014. This case is ongoing and we intend to vigorously defend our rights.

Clean Conversion Technologies, Inc. v. Cleantech Biofuels, Inc. and Steve Vande Vegte - On January 30, 2012, CCT filed, in the United States District Court, Southern District of California, an anti-trust lawsuit against the defendants alleging monopolistic and anti-competitive acts to conspire to completely eliminate competition in an emerging line of commerce known as PSC conversion, which is a patented process owned by Cleantech (the PSC technology). This case has been voluntarily dismissed per the filing with the court in August 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds –

During May 2012 (5/12 Offering), the Company commenced an offering of units comprised of a convertible promissory note and a warrant. As of September 30, 2013, the Company raised a total of $583,510 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at $0.10 per share at the holder’s option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide 100% coverage of the principal amount of the associated note at a price of $0.35 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2013, the Company raised a total of $100,000 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering and 11/10 Offering) are due. As of September 30, 2013, approximately $2.1 million (including approximately $275,000 of accrued interest) was due and payable. We plan to work with each remaining noteholder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these noteholders and we may be required to repay such amounts.

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Item 6.  Exhibits

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.	DESCRIPTION

10.31	Amended Technology Licnse and Joint Development Agreement, dated November 1, 2013, among CTB Licensing LLC, Biomass North America LLC and Anthony P. Noll
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: November 12, 2013	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 12, 2013	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.31	Amended Technology Licnse and Joint Development Agreement, dated November 1, 2013, among CTB Licensing LLC, Biomass North America LLC and Anthony P. Noll
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.