Form 10-K
period 2013-12-31
CleanTech Biofuels, Inc.
filed 2014-03-21
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes [ ] No [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 (the last business day of our most recently completed second quarter) - $ 885,972

As of March 21, 2014, the number of shares outstanding of the Company's common stock was 79,046,647.

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

Company Overview

We are a development stage company focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.”

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

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We currently do not have sufficient capital to continue to fund our proposed operations, and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to aggressively pursue outside sources of funding, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not affiliated with the Company (the “Third-Party Operator”). As a result, we believe this technology is ready for commercial implementation in the United States and elsewhere. In furtherance of our new focus, we are currently seeking an outside source of financing to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company is also working towards licensing and/or developing potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

Biomass Feedstock Production

The Company plans to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects.

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

Bio-Fuel and Bio-Chemical Joint Testing/Research

After we are able to process MSW into biomass through our potential future biomass recovery plant and/or in future commercial vessels, we plan to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. We anticipate that this testing and research will provide possible revenue streams, projects and additional opportunities for use of our biomass.

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc. (“Sweetwater”), a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. We agreed and coordinated with the Third-Party Operator in Australia to ship 10 pounds of biomass produced at the Third-Party Operator’s facility to the Sweetwater lab for testing. The shipment arrived in May 2012. Sweetwater has completed their initial testing and we expect additional testing to occur on future samples upon securing our requisite funding.

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

New Technologies; Commercializing Existing Technologies

Because of what we believe to be our unique ability to produce a clean, homogenous biomass feedstock, we are frequently presented with the opportunity to partner with or acquire new technologies.  In addition to developing our current technologies, we intend to continue to add technologies to our suite of solutions that complement our core operations.  We believe that our current technologies and aspects of those in development will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.

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

Waste haulers or municipalities pay tipping fees, or gate rates, on a per ton basis to dispose of garbage at a landfill.  Gate rates operate in a manner similar to the published prices for airline tickets or hotels, before discounts or contract prices (which could be higher or lower) are considered. The gate rate is the true daily market value of the tipping fee. The average tipping fee in the United States has risen consistently from $8.20 per ton in 1985 to $45.02 in late 2012 (the latest data available) and continues to increase.

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

Environmental Matters

We believe our operations will be subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters upon operation. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state and local environmental administrators. Federal, state and local rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the areas arising from possible foul smells, noise or other air or water discharges from the plant. We do not know the potential cost of these requirements or potential claims. Environmental laws and regulations that may affect us in the future may include, but are not limited to:

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

Government Approvals

The Company is not currently subject to any government approvals or oversight for its current operations other than normal corporate governance and taxes.  Once we begin developing commercial production facilities, however, we will be subject to multiple federal, state and local environmental laws and regulations, such as those described above and for employee health and safety. In addition, some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Our Technology

We believe we can convert MSW into cellulosic material using our Biomass Recovery Process, which can then be used by a variety of third party technologies as a feedstock to process that cellulosic material into a variety of energy and chemical products.

Biomass Recovery Process

MSW contains valuable resources if they can be recovered economically.  Waste haulers often bring unsorted waste by truck to material recovery facilities, also known as MRFs, for sorting and removal of selected materials prior to disposal in sanitary landfills.  In addition, certain waste haulers’ customers separate recyclables prior to collection. Per the most recent Michigan University study statistics available, approximately 35% of MSW was recycled and composted in 2011.

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

The process is currently working in a commercial plant operated by a Third-Party Operator in Coffs Harbor, Australia and has been in operation for over five years. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:

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

As we continue to develop our business and pursue opportunities, we may incur research and development costs. In 2013 and 2012, we incurred $-0- and $120,000, respectively, in research and development costs. The costs incurred in 2012 were in connection with our engagement of an engineering firm to provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station.

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

Currently, landfill operators charge a tipping fee to deliver MSW to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility.  Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location. Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $15 per ton in some central parts of the country to over $90 per ton in the Northeast and parts of the Southeast.  The availability of tipping fees at favorable rates will be a key component of our business.

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

Americans produce more than 250 million tons of MSW annually.  About 35% of this waste is currently recovered and recycled.  We estimate that approximately up to an additional 45-50% could potentially be recovered.  As various waste processing technologies are refined, competition for this future resource will intensify.  As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

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

In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process and includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor; and the Company released the 4,000,000 shares of common stock to the Licensor previously held in escrow since the merger.

PSC Patent

The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. Pursuant to a Master License Agreement with Bio-Products that the Company acquired in connection with the acquisition of the PSC Patent (the “Bio-Products License Agreement”), Bio-Products was the exclusive licensee of the PSC technology (but not the Biomass Recovery Process), although pursuant to a settlement agreement with Bio-Products in March 2009, the Company has the right to use the Biomass Recovery Process worldwide, for any product and with no royalty due to Bio-Products. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee affected a transfer of the license in violation of the Bio-Products License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss the Company was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT was seeking to void the Company’s termination of the Bio-Products License Agreement. This case has been voluntarily dismissed per the filing with the court in February 2014. Additionally, CCT filed suit against the Company and Steve Vande Vegte alleging anti-trust violations. This case was voluntarily dismissed per the filing with the court in August 2013.

Employees

The Company currently has two full-time employees, its Chief Executive Officer, Edward P. Hennessey, Jr. and its Chief Financial Officer, Thomas Jennewein and two part-time employees, its Chief Technology Officer, David Fenton and its VP-Business Development, Scott Fenton. Both David and Scott Fenton are continuing their engineering consulting business, Fenton Engineering International, on a full-time basis and are available to the Company as needed. Neither David nor Scott Fenton receive a salary from the Company but they are eligible for stock awards.

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

Risks Related to Our Business

We need to obtain significant additional capital to fund our current and planned operations and complete the implementation of our business plan, and the failure to secure additional capital will prevent us from commercializing our technology and executing our plan of operation.

We do not currently have enough cash or other liquid assets to fund our proposed business operations, although we are continuing to fund our basic corporate obligations. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available and may be required to cease operations. In order to fund the development of our business plan, we will be required to identify and execute upon some form of outside funding, such as to:

●	obtain additional debt or equity financing,
●	secure significant government grants, and/or
●	enter into a strategic alliance with a larger energy or chemical company to provide funding.

The amount of funding needed to complete the development of our business plan will be very substantial and may be in excess of the amount of funding we are able to obtain. We are attempting to identify the sources for additional financing that we will require, but currently do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, acceptance of our business plan, the quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products will be delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing shareholders.

We have no operating experience and may not be able to implement our business plan.

As a development stage company, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we test and refine information from a commercial plant for biomass production and/or develop or license an operating facility. As a result, we expect to sustain losses without corresponding revenues, which could result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.

In addition, we currently have only two full-time employees, our Chief Executive Officer and Chief Financial Officer, each of whom spend at least 40 hours a week on our business. Collectively, they have less experience in operating an alternative energy company compared to many of our competitors.  Moreover, given the rapid changes in the industry, we face challenges in planning and forecasting accurately. Our lack of expertise and resources may have a negative impact on our ability to implement our strategic plans, which may result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.

Our financial statements reflect a “going concern” qualification.

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2013, expressed a qualification about our ability to continue as a going concern. This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

Our Biomass Recovery Process technology may have design and engineering issues that may increase the costs of using the technology.

The Biomass Recovery Process technology involves the use of a rotating pressure vessel, or autoclave, to combine heat, pressure and agitation to convert MSW into biomass. Although technologies that involve the separation and processing of MSW using large-scale autoclaves have not been widely adapted in commercial applications, two vessels using this process are currently operating in Australia. We have completed a small scale research and testing vessel that initially processed MSW for testing purposes.

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

Our success depends substantially on our ability to use our owned and/or licensed technologies and to keep our licenses in full force, and for us and our technology licensor to maintain our patents, maintain trade secrecy and not infringe the proprietary rights of third parties.  There can be no assurance that the patents of others will not have an adverse effect on our ability to conduct our business. Further, we cannot be sure that others will not independently develop similar or superior technologies, duplicate elements of our technologies or design around them. Even if we are able to obtain or license patent protection for our process or products, there is no guarantee that the coverage of these patents will be sufficiently broad to protect us from competitors or that we will be able to enforce our patents against potential infringers. Patent litigation is expensive, and we may not be able to afford the costs. Third parties could also assert that our process or products infringe patents or other proprietary rights held by them.

We also rely on trade secrets, proprietary know-how and technology that we will seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We will be dependent on our ability to negotiate favorable feedstock supply and biomass off-take agreements.

In addition to proving and commercializing our technology, the viability of our business plan will depend on our ability to develop long-term supply relationships with municipalities, municipal waste haulers, MRF operators, and/or landfills to provide us with the necessary waste streams on a long-term basis.  We also will depend on these haulers, operators and facilities to take residual waste streams from our plants and to deliver or accept these streams for land filling. Additionally, we will need to develop off-take agreements with conversion technology companies and/or energy companies for the consumption of our biomass. We currently have no such relationships or agreements and there can be no assurance that we will be able to enter into any such relationships or agreements.  If we are unable to create these relationships and receive supply agreements and/or off-take agreements on terms favorable to us we may not be able to implement our business plan and achieve profitability.

We may not be able to attract and retain management and other personnel we need to succeed.

We currently have two full-time employees, our Chief Executive Officer and Chief Financial Officer. As a result, part of our success depends on our ability to recruit senior management and other key technology development, construction and operations employees. Especially given our lack of financial resources, we cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.

We incur significant costs as a result of being a public company.

As a public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities are more time-consuming. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as a public company, we are required to adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring significant additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The Company has incurred significant indebtedness and has various obligations to satisfy or repay that indebtedness.

The Company has issued various forms of debt instruments to raise capital. The Company has obligations to repay or otherwise satisfy its debt obligations. As a result, the Company has incurred a significant amount of indebtedness which could limit the Company’s ability to incur additional indebtedness for capital raising purposes, securing a line of credit, or otherwise.  The Company’s indebtedness could adversely affect the Company’s operations, including among other things, its ability to obtain additional financing if necessary, and a significant portion of the Company’s resources could be dedicated to the repayment of such indebtedness which would reduce the amount of funds available for other corporate purposes.  The Company’s ability to meet its expected debt obligations and reduce its indebtedness will be dependent upon the Company’s future performance, which will be subject to the success of its business strategy, general economic conditions, and other factors affecting the Company’s operations, many of which are beyond the Company’s control.

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

Risks Related to our Industry

As a small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

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

Prices for energy can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. Worldwide energy prices are subject to a myriad of factors almost all of which are completely beyond our ability to control. Frequently, unforeseen events can have a dramatic impact on the price paid for energy. If the prices for more traditional sources of energy fall and remain low, such a pricing environment could cause our business model to be unviable and our technology worthless.

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

Even if our technology proves to be commercially feasible, there is extensive research and development being conducted in alternative energy sources.  Technological developments in any of a large number of competing processes and technologies could make our technology obsolete and we have little ability to manage that risk.

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

As we implement our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

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

Our common stock is subject to the Securities and Exchange Commission’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth or a joint net worth with the person’s spouse, in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2013, we had 78,546,647 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 49 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase 10,630,000 shares of our common stock.  An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

We currently occupy 1,800 square feet of office space in St. Louis, Missouri. The initial term of the lease has expired, however, the lease can be extended for two year periods at expiring terms and conditions (current term ends December 2014). The monthly lease payment is $1,800, plus utilities. We took possession of the leased space in January, 2008.

ITEM 3.  Legal Proceedings

Steve Vande Vegte v. various individuals and companies, including Cleantech Biofuels, Inc. - On March 21, 2011, we terminated the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company, filed in the Superior Court of California, Orange County. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint was not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT is seeking to void the Company’s termination of the sub-license agreement. The Company filed a motion to compel arbitration, which was denied. This case was voluntarily dismissed per the filing with the court in February 2014.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low prices per share of our common stock as transacted on the OTC Market:

	Price Range of Common Stock
Year Ended December 31, 2011	High	Low
First Quarter	$0.09	$0.03
Second Quarter	$0.07	$0.04
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.06	$0.01

Year Ended December 31, 2012
First Quarter	$0.05	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.01

Year Ended December 31, 2013
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.01

On March 18, 2014, the closing price of our common stock, as quoted on the OTCQB, was $0.02 per share. As of March 18, 2014, we had approximately 123 stockholders of record.

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

Recent Sales of Unregistered Securities –

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2013, the Company raised a total of $206,000 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

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

As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance. In order to finance our business beyond this stage, we will be required to raise additional capital. All of our potential developments/projects will require a significant amount of capital. While we continue to aggressively pursue outside sources of funding, we have not had recent success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations. Management hopes to secure additional funds through equity or debt financing, government grants, or project financings, until such time as the Company begins to generate revenue and the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.

Overview

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described previously in Item 1 of this report – Plan of Operations.

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2013 compared to the year ended December 31, 2012

	Years ended December 31,
	2013	2012	Change	% Change
Costs and expenses:
General and administrative	$385,719	$376,120	$9,599	3%
Professional fees	100,191	160,239	(60,048)	-37%
Research and development	-	120,000	(120,000)	100%
	485,910	656,359	(170,449)

Other expense (income):
Interest	178,872	147,700	31,172	21%
Interest income	(8,098)	(968)	(7,130)	737%

Net loss applicable to common stockholders	$656,684	$803,091	$(146,407)	-18%

Costs and expenses:

General and administrative – The increase in 2013 is due primarily to $11,000 increases in both payroll and travel offset by a decrease of $12,000 in all other expenses.

Professional Fees – The decrease in 2013 is due to decreases of $50,000 in legal fees and $14,000 in consulting fees.

Research and Development – The amount in 2012 is due to an engagement with an engineering firm to provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station. The Company did not engage in any comparable activities during 2013.

Other expense (income):

Interest expense – The increase in 2013 is due to increased interest expense on our convertible notes due to the addition of new notes in 2013.

Year ended December 31, 2012 compared to the year ended December 31, 2011

	Years ended December 31,
	2012	2011	Change	% Change
Costs and expenses:
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

Research and Development – The amount in 2012 is due to an engagement with an engineering firm to provide the front-end engineering for the Company’s first operating commercial plant at an existing transfer station. The Company did not engage in any comparable activities during 2011.

Other expense (income):

Interest expense – The decrease in 2012 is due to decreased amortization of approximately $41,000 of discounts related to various notes as the remaining discounts became fully amortized during 2011, offset by an increase of $10,000 in interest expense on our convertible notes due to the addition of new notes in 2012.

Other income – The amount in 2011 is related to a diesel fuel production agreement not completed.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 21, 2014, we raised an aggregate of approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants and $206,000 in an equity offering of Common Stock. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of March 21, 2014, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2013, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

We are attempting to identify one or more potential sources of additional financing, such as through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. The Company will continue to explore and evaluate financing alternatives and/or other transactions, including potentially retaining a financial advisor. However, we may not be successful in securing additional financing. If we are not able to obtain additional financing in the immediate future, we will be required to delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

Debt

Convertible Notes Payable - Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed

Each note holder retains the option of cash repayment of the note plus interest, or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011. Amortization of the discounts (included in interest expense in the financial statements) was $41,661 for 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during 2009 and one note was converted to shares of Common Stock during 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining note holders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of December 31, 2013, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2013, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2013, had raised a total of $583,510 of investment proceeds. As of December 31, 2013, we had $583,510 face value of notes outstanding.

CMS Acquisition, LLC Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019. As of December 31, 2013, $77,696 face value of this note is outstanding.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2013	2012	2011
Noteholders, 2009 Offering (a)	$0.30	-	-	682,633
Noteholder, 6/10 Offering (a)	$0.30	-	-	-
Noteholders, 11/10 Offering	$0.30	1,628,126	6,926,367	6,602,884
Noteholders, 5/12 Offering	$0.35	1,667,170	1,095,742	-
Investors in Subscription Agrements	$0.15	6,180,000	-	-
CMS Acquistion LLC	$0.05	2,150,000	2,000,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000	500,000
		13,925,296	12,322,109	11,585,517

(a) Warrants either expired or exchanged into 11/10 Offering as part of new Note

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2013	2012	2011
Net cash used by operating activities	$(462,947)	$(373,285)	$(280,510)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	405,169	431,466	274,537

Net cash used by operating activities

During 2013, 2012 and 2011, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

During 2013, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes and Equity Offering for $406,000. During 2012 and 2011, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes for $435,000 and $365,000, respectively, offset by payments against other Notes Payable.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2013. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,046,000	$2,946,000	$100,000	$-	$-
CMS Acquition Note (2)	99,000	99,000	-	-	-
Operating Lease (3)	22,000	22,000	-	-	-
Total contractual obligations	$3,167,000	$3,067,000	$100,000	$-	$-

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

(2) Amount represents value of principal amount of note and interest and is secured by a security interest in the PSC Patent. Final payment on this note is due March 1, 2015.
(3) The lease for our office space has expired and can be extended for two year periods at expiring terms and conditions (the current term ends December 2014).

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2013. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

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

Convertible Notes Payable and Warrants – The Company has issued various Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the note holder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as debt (notes payable) in the financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the year ended December 31, 2013 and 2012, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

ITEM 7A.                            Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.                            Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. (a development stage company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013 and for the period from July 14, 2004 (inception) to December 31, 2013.  CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 and from July 14, 2004 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

March 19, 2014

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$403	$58,181
Prepaids and other current assets	41,451	37,020
	41,854	95,201

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,521,250
Patents	600,000	600,000
Total Assets	$2,211,104	$2,216,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$398,651	$431,452
Accrued interest	380,817	223,619
Accrued payroll and professional fees	960,293	905,656
Notes payable, net	2,666,948	2,313,507
Total Current Liabilities	4,406,709	3,874,234

Notes Payable - Long-Term	100,000	233,510

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
78,546,647 and 72,486,647 shares issued and outstanding at
December 31, 2013 and 2012, respectively	78,547	72,487
Additional paid-in capital	6,781,286	6,526,876
Notes receivable - restricted common stock	(151,951)	(143,853)
Deficit accumulated during the development stage	(9,003,487)	(8,346,803)
Total Stockholders' Equity (Deficit)	(2,295,605)	(1,891,293)
Total Liabilities and Stockholders' Equity (Deficit)	$2,211,104	$2,216,451

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				July 14, 2004
				(inception) to
	Years ended December 31,			December 31,
	2013	2012	2011	2013
Costs and expenses:
General and administrative	$385,719	$376,120	$466,710	$4,075,616
Professional fees	100,191	160,239	125,866	1,526,987
Research and development	-	120,000	-	1,337,847
	485,910	656,359	592,576	6,940,450

Other expense (income):
Interest	178,872	147,700	176,565	2,063,327
Amortization of technology license	-	-	-	35,000
Deposit forfeiture	-	-	-	(25,000)
Other income	-	-	(50,000)	(82,000)
Interest income	(8,098)	(968)	1,572	(62,638)
	170,774	146,732	128,137	1,928,689

Income tax benefit	-	-	-	-

Net loss	$656,684	$803,091	$720,713	$8,869,139

Basic and diluted net loss per common share	$0.01	$0.01	$0.01	$0.16
Weighted average common shares outstanding	73,824,980	71,850,985	69,104,910	57,315,710

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Notes Rec -
			Additional	restricted	July 14, 2004
	Common Stock		Paid-in	common	(inception) to
	Shares	Amount	Capital	stock	Dec 31, 2013
Balances at December 31, 2010	68,309,679	$68,310	$6,301,726	$(295,057)	$(6,822,999)
Conversion of Convertible Notes in 2011 at $0.06/share	1,627,655	1,627	96,032	-	-
Expiration of Note Receivable in June-11 at $0.12/share	(625,000)	(625)	(74,375)	82,514	-
Expiration of Note Receivable in Dec-11 at $0.06/share	(625,000)	(625)	(36,875)	41,252	-
Expiration of Note Receivable in Dec-11 at $0.36/share	(60,000)	(60)	(21,540)	24,995	-
Issuance of restricted shares to consultant in July-2011
at $0.06 per share	333,333	334	19,666	-	-
Issuance of restricted shares to directors in Aug-2011
at $0.055 per share	600,000	600	32,400	-	-
Issuance of restricted shares to former employee in
Sep-2011 at $0.05 per share	200,000	200	9,800	-	-
Interest on Notes Receivable	-	-	-	(13,089)	-
Stock-based compensation	-	-	39,989	-	-
Net loss	-	-	-	-	(720,713)
Balances at December 31, 2011	69,760,667	69,761	6,366,823	(159,385)	(7,543,712)
Conversion of Convertible Note in Jan-12 at $0.06
per share	83,333	83	4,917	-	-
Conversion of Convertible Notes in Apr-12 at $0.06
per share	2,564,055	2,564	151,279	-	-
Issuance of restricted shares in Apr-12 at $0.06 per
share for certain accounts payable	78,592	79	4,637	-	-
Issuance of restricted shares to Director in June-12
at $0.04 per share	150,000	150	5,850	(6,000)
Expiration of Note Receivable in Aug-12 at $0.15/share	(150,000)	(150)	(22,350)	30,021
Interest on Notes Receivable	-	-	-	(8,489)	-
Stock-based compensation	-	-	15,720	-	-
Net loss	-	-	-	-	(803,091)
Balances at December 31, 2012	72,486,647	72,487	6,526,876	(143,853)	(8,346,803)
Issuance of restricted shares to investors in August through
December 2013 at $0.10 per share	2,060,000	2,060	203,940
Issuance of shares released from escrow in November 2013
at $0.012 per share	4,000,000	4,000	44,000
Interest on Notes Receivable				(8,098)
Stock-based compensation			6,470
Net loss					(656,684)
Balances at December 31, 2013	78,546,647	$78,547	$6,781,286	$(151,951)	$(9,003,487)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
Operating Activities	2013	2012	2011	2013
Net loss applicable to common stockholders	$(656,684)	$(803,091)	$(720,713)	$(8,869,139)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	-	100
Depreciation	-	4,783	4,994	68,356
Amortization	-	-	-	35,000
Interest income	(8,098)	(968)	1,572	(35,251)
Amortization of discounts (interest expense) and
other financing charges	-	-	41,662	1,284,106
Share-based compensation expense	6,470	15,720	39,989	800,382
Issuance of restricted common stock	-	-	63,000	63,000
Write-off of technology license	-	-	-	790,545
Fair value of RAM warrant settlement	-	-	-	125,027
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(4,600)	8,334	(194)	(8,200)
Technology license	-	-	-	(132,500)
Accounts payable	(32,801)	65,758	(22,540)	403,367
Other assets and other liabilities	178,129	146,950	83,128	716,381
Accrued liabilities	54,637	189,229	228,592	960,293
Net cash used by operating activities	(462,947)	(373,285)	(280,510)	(3,798,533)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-	-
Expenditures for equipment	-	-	-	(54,237)
Net cash used by investing activities	-	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	169	(3,755)	(1,500)	(33,251)
Payments on capital lease, including interest	-	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	-	1,424,900
Issuance of Note Payable	-	-	-	100,000
Issuance of Convertible Notes Payable	200,000	435,221	365,000	2,950,722
Payments on Notes Payable	(1,000)	-	(88,963)	(636,295)
Sale of common stock	206,000	-	-	231,000
Net cash provided by financing activities	405,169	431,466	274,537	4,023,173
Net (decrease) increase in cash and cash equivalents	(57,778)	58,181	(5,973)	403
Cash and cash equivalents at beginning of period	58,181	-	5,973	-
Cash and cash equivalents at end of period	$403	$58,181	$-	$403

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd

				July 14, 2004
	Year Ended			(inception) to
	December 31,			December 31,
	2013	2012	2011	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$744	$751	$12,172	$24,634

Supplemental disclosure of noncash investing and
financing activities:
Capital lease related to the purchase of equipment	$-	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$-	$100
Common stock issued to consultant, directors and former employee	$-	$-	$63,000	$63,000
Common stock issued for promissory notes	$-	$-	$-	$133,596
Common stock issued for Debentures converted	$-	$-	$-	$1,498,887
Common stock issued for convertible notes converted	$-	$155,551	$97,659	$435,980
Common stock and note payable issued for acquistion of Biomass	$48,000	$-	$-	$1,569,250
Common stock issued for HFTA	$-	$-	$-	$693,045

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

The Company is a development stage company that has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output will be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum).

The Company has no operating history as a producer of biomass or energy sources and has not constructed any plants to date. We have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Our current cash is not sufficient to fund our current operations. Our liabilities are substantially greater than our current available funds and current assets. Although we continue to seek additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies, we have not had recent success securing meaningful amounts of financing. The Company will require substantial additional financing to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to immediately and successfully raise additional capital and/or achieve profitability or positive cash flow, we may not be able to continue operations.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2010-2013.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

Convertible Notes Payable and Warrants – The Company has issued various Convertible Promissory Notes (the “Notes”). These Notes may be converted at the option of the note holder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as debt (notes payable) in the financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the year ended December 31, 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2013, 2012 and 2011, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 71 million, 68 million and 62 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). This has not impacted the Company as the amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit.

In February 2013, the FASB issued updated authoritative guidance for Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. The Company performs annual impairment tests. The authoritative guidance is effective for fiscal 2013 and did not have a significant impact on the Company’s consolidated financial statements.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process and includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor; and the Company released the 4,000,000 shares of common stock to the Licensor previously held in escrow since the merger. The Company has recorded a long-term asset of approximately $1.6 million which it will begin to amortize upon utilizing the license in our operations.

Note 4 – Property and Equipment

	December 31,
	2013	2012
Computers	$5,503	$7,999
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	40,002	42,498
Accumulated Depreciation	(40,002)	(42,498)
Total	$-	$-

For the years ended December 31, 2013 and 2012, we had depreciation expense of $-0- and $4,783, respectively.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 21, 2014, which extended the due date to March 1, 2015. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019.

Note 6 - Technology Licenses

Biomass North America Licensing, Inc.
We own an exclusive license in the United States and Canada to use the Biomass Recovery Process (See Note 3 – Mergers/Acquisitions). We have recorded a long-term asset of approximately $1.6 million for the value of this license ($1.52 million when we acquired the license on September 15, 2008 and another $48,000 when we released the shares from escrow in November 2013 as described previously in Note 3). Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process.

In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process and includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor.

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

Note 7 – Debt

	December 31,
	2013	2012

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 at December 31, 2013 and 2012, due in one year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,851,004 and $1,831,073 at December 31, 2013 and December 31, 2012, respectively, due in one year from date of note, interest at 6.0%	1,851,004	1,831,073
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on March 1, 2015, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510 and $383,510 at December 31, 2013 and 2012, respectively, due in 18 months from date of note, interest at 6.0%	583,510	383,510
Total debt	2,766,948	2,547,017
Current maturities	(2,666,948)	(2,313,507)
Long-term portion, less current maturities	$100,000	$233,510

Convertible Notes Payable - Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10 and 5/12 Offerings which carried no discounts). See Subsequent Event footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock during 2009 and one note was converted to shares of Common Stock during 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2013, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining note holders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of December 31, 2013, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock during 2011 and four notes were converted to shares of common stock in 2012. As of December 31, 2013, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2013, had raised a total of $583,510 of investment proceeds.

CMS Acquisition, LLC Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 pursuant to an amendment on March 21, 2014 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in various amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019.

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note and all discounts became fully amortized during 2011. Amortization of the discounts (included in interest expense in the financial statements) was $41,661 for 2011.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2013	2012	2011
Noteholders, 2009 Offering (a)	$0.30	-	-	682,633
Noteholder, 6/10 Offering (a)	$0.30	-	-	-
Noteholders, 11/10 Offering	$0.30	1,628,126	6,926,367	6,602,884
Noteholders, 5/12 Offering	$0.35	1,667,170	1,095,742	-
Investors in Subscription Agrements	$0.15	6,180,000	-	-
CMS Acquistion LLC	$0.05	2,150,000	2,000,000	2,000,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000	500,000
		13,925,296	12,322,109	11,585,517

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2013, the Company issued 2,060,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $206,000 in investment in this offering. The Company has closed all debt offerings. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

In November 2013, the Company released 4,000,000 shares (at $0.012 per share) from escrow in accordance with the amended technology license previously disclosed in footnote 6.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2013, all amounts have been paid to FEI except for approximately $52,000.

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

The Company had engaged the law firm of Sauerwein, Simon and Blanchard (“SSB”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSB. We no longer use SSB as legal counsel. As of December 31, 2013, all amounts have been paid to SSB except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of December 31, 2013 and 2012, the aggregate balances of advances totaled approximately $33,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of December 31, 2013 and  2012, the aggregate amount due on these investments, including interest, is approximately $426,000 and $402,000, respectively.

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

In March 2007, the Company assumed and adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, directors and consultants, which includes an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.  The Company currently has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or restricted shares awarded under the Stock Plan.

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

	For the years ended December 31,
	2013	2012	2011
Risk-free interest rate	.77%-1.44%	.63%-.92%	.98%-2.28%
Dividend yield	0%	0%	0%
Volatility	15.46%-16.49%	16.49%	19.75%-21.8%
Expected term (years)	3.64 - 4.50	5.0	5.0
Weighted-average Fair Value	$0.00	$0.00	$0.01

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

	For the Year Ended December 31,
	2013	2012	2011
Pre-tax compensation expense:
Stock options	$6,470	$15,720	$39,989
Warrants	-	-	-
Total expense	6,470	15,720	39,989
Tax benefit, net	-	-	-
After-tax compensation expense	$6,470	$15,720	$39,989

Related to all grants, the Company will record future compensation expense for stock options of approximately $2,000 for 2014. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $311,000 at December 31, 2013. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2013, there was approximately $2,000 of unrecognized compensation cost related to all share-based payment arrangements, which will be recognized over a remaining period of eight months. There are approximately 2.4 million options granted that are not yet vested as of December 31, 2013. These options have a weighted average exercise price of $0.07.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2013, is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2010	5,537,000	$0.16	(1)
Granted	4,310,000	0.05
Forfeited	(25,000)	0.10
Options outstanding at December 31, 2011	9,822,000	0.11	(1)
Granted	540,000	0.04
Forfeited	(120,000)	0.07
Options outstanding at December 31, 2012	10,242,000	0.11	(1)
Granted	2,000,000	0.06
Forfeited	(295,000)	0.09
Options outstanding at December 31, 2013	11,947,000	0.10	(1)

Options exercisable at December 31, 2013	9,568,666	$0.11	(1)

(1) The weighted-average exercise price at December 31, 2013, 2012 and 2011 for all options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock for the three years ended December 31, 2013:

	Restricted Shares Issued	Weighted-Avg Exercise Price
Balance as of December 31, 2010	2,180,000	$0.12
Granted	600,000	0.06
Forfeited	(1,310,000)	0.10
Balance as of December 31, 2011	1,470,000	0.10
Granted	150,000	0.04
Forfeited	(150,000)	0.15
Balance as of December 31, 2012	1,470,000	0.10
Granted	-	-
Forfeited	-	-
Balance as of December 31, 2013	1,470,000	0.09

Restricted stock vested at December 31, 2013	1,470,000	$0.09

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

The Company incurred no income taxes for the years ended December 31, 2013, 2012 and 2011.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2013, 2012 and 2011 is approximately $256,000, $305,000 and $280,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2013, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2032	51,000
2033	52,000
$1,895,000

This NOL results in a net deferred tax asset of approximately $770,000 for which the Company has recorded a full valuation allowance. The NOL carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382. Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2013	2012
Start-up costs	$828,000	$709,000
Net operating loss carryforward	770,000	750,000
Accrual to cash conversion	1,332,000	1,218,000
Share-based compensation related to stock options	311,000	309,000
Other	6,000	6,000
Total	3,247,000	2,992,000
Valuation allowance	(3,247,000)	(2,992,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Contingencies
As disclosed previously in Note 6 – Technology Licenses, in June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss Cleantech was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla v. the Company. CCT is asking that the Company’s termination of the license agreement is void. The Company filed a motion to compel arbitration, which was denied. This case was voluntarily dismissed per the stipulation filed with the court in February 2014.

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

Commitments
Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired and can be extended for two year periods at expiring terms and conditions (current term ends December 2014). Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 13 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of March 21, 2014, approximately $2.5 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 21, 2014, the Company has issued 2,060,000 restricted shares of our Common Stock in exchange for $206,000 in investment in this offering. The Company has closed all debt offerings.

In January 2014, the Company entered into a consulting agreement with GWS Environmental Consultants (GWS). GWS has certain expertise and contacts in the collection, recycling, transfer and disposal of MSW and will provide the Company consulting regarding these items. The term is for three years and the Company issued 500,000 common shares of the Company to GWS as compensation.

In February 2014, the Company issued a Note Payable for a $100,000 investment in the Company. The note’s term is 18 months at 6% interest and can be converted, at the option of the note holder, into common shares of the Company at a price of $0.10 per share.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2013:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$92,974	$98,612	$99,600	$94,533
Professional fees	27,333	28,790	23,275	20,793
	120,307	127,402	122,875	115,326
Other expense (income):
Interest	41,498	44,180	46,594	46,600
Other (income) expense	(1,970)	(1,998)	(2,033)	(2,097)

Net loss applicable to common stockholders	$159,835	$169,584	$167,436	$159,829

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2012:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$94,286	$94,191	$93,846	$93,797
Professional fees	45,653	44,836	44,553	25,197
Research and development	-	50,000	70,000	-
	139,939	189,027	208,399	118,994
Other expense (income):
Interest	35,142	35,581	37,638	39,339
Other (income) expense	(2,226)	(2,243)	5,453	(1,952)

Net loss applicable to common stockholders	$172,855	$222,365	$251,490	$156,381

Basic net loss per common share	**	**	**	**
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Act of 1934) are effective at that reasonable assurance level at December 31, 2013. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2013, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The Company’s Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three nor more than nine, subject to amendment by the Board of Directors. Currently, the Company has four members of the Board of Directors as detailed below. There are no family relationships between any of the persons serving as the directors and/or executive officers of the Company.

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

Class III Directors:  Terms expiring in 2016
Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	55	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000	2007

James E. Russell	81	Mr. Russell served over 25 years as Senior Vice President for Corporate Development at Science Applications International Corporation (SAIC). From 2004 to present, he serves or has served as a consultant to SAIC as well as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics.	2012

Class I Director: Terms expiring in 2014
Name	Age	Principal Occupation	Service as Director Since
Paul Simon, Jr.	55	Mr. Simon is a licensed attorney practicing in St. Louis, Mo. and has been a partner in the firm, Sauerwein Simon & Hein, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his BS in Business Administration and St. Louis University School of Law where he received his J.D.	2007
Class II Director:  Terms expiring in 2015
Name	Age	Principal Occupation	Service as Director Since
David Bransby, PhD	62	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

		Non-Directors: Principal Occupation
Thomas Jennewein	50	Mr. Jennewein is currently the Chief Financial Officer of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005.	2007

Involvement in Certain Legal Proceedings

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Code of Ethics

All directors, officers and employees of the Company, including its Chief Executive Officer and its Chief Financial Officer, are required to comply with the Company’s Code of Ethics to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Ethics covers all areas of business conduct, including employment policies and practices, conflict of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Ethics. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters. The Company’s Code of Ethics was filed as Exhibit 14 in its December 31, 2007 Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008 and can be obtained free of charge by written request to the attention of the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130 or by telephone at (314) 802-8670. Any changes to or amendments of the Code of Ethics will be filed as a future exhibit in our filings with the Securities and Exchange Commission.

Audit Committee

The Audit Committee is currently comprised of Messrs. Russell (Chairman) and Bransby, each of whom is “independent” in accordance with the definition of “independent” as set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Company has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company has determined that one member understands fundamental financial statements and has substantial business experience that results in that member's financial sophistication. While we intend to add an "audit committee financial expert" in the future, we believe our current members provide financial understanding given the early stages of our development and the fact that we have not generated any revenues to date. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants, confers with the independent public accountants regarding the adequacy of our financial controls and fiscal policy and performs other functions or duties provided in the Audit Committee Charter.

Nomination of Directors

The Board of Directors does not currently have a standing Nominating Committee or a charter regarding the nominating process and, as a result, the Board of Directors as a whole performs the functions of the nominating committee and directs and oversees the process by which individuals may be nominated to our Board of Directors. The Company does not believe that given the small size of the Company that designating a separate nominating committee is necessary, and that the Board of Directors as a whole is the appropriate body to oversee the nomination of directors. The Board of Directors will give appropriate consideration to written recommendations from stockholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the independent members of the Board of Directors to properly evaluate each nominee’s qualifications to serve as a director. Nominations must be addressed to the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130. The Board of Directors may also conduct their own search for potential candidates that may include candidates identified directly by a variety of means as deemed appropriate by the independent directors.

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2013.

Name and Principal Position(s)	Year	Salary	Stock Options(1)	Total
Edward P. Hennessey, President and CEO	2012	$38,000	$10,873	$48,873
	2013	100,000	4,825	104,825

Thomas Jennewein, Chief Financial Officer	2012	40,000	4,713	44,713
	2013	75,000	1,645	76,645

(1) The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements included in this report. The amounts represent the accounting cost in accordance with FASB ASC Topic 718 that the Company recorded in its Statements of Operations in each year.
(2) In September 2013, we added, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering consulting firm on a full-time basis and assist our company as needed. Neither receive a salary but each do receive stock options (the cost of these options is $-0- based on the same calculations and assumptions used in (1) above).

Our Executive Compensation Policy

We believe that a critical factor in attracting and retaining talented and dedicated management that is necessary for our success is the establishment and fair implementation of a comprehensive executive compensation program. Accordingly, our overall compensation philosophy is to offer our executives and other members of our management team compensation and benefits that meet and enhance our goals of attracting, retaining and motivating highly skilled people to work together as a team to achieve our financial and strategic business objectives; provided however, that our ability to pay salaries and other benefits to our executive officers is significantly limited by our lack of financial resources and revenues. In furtherance of our compensation philosophy, and subject to our financial resources, our executive compensation program is designed to:

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

All of our executive officers entered into three-year employment agreements with the Company effective as of August 31, 2007 that provide for, among other things, the base salary, if any, of such executive officer’s compensation package. These employment contracts permit us to increase, but not decrease, base salaries within the contract term. The contracts expired on August 31, 2010 and by their terms, automatically renew for additional one-year periods, unless terminated by either the Company or the employee.

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

Base Salary - In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Mr. Hennessey and $120,000 for Mr. Jennewein. Salaries are currently paid based on cash availability. Salary that is not paid is accrued in our financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses - None of our executive officers were paid a bonus in 2013, 2012, or 2011.  We do not currently have any bonus plan for executive officers.

Long-Term Incentive Compensation - The long-term incentive awards for our executive officers can be made under our 2007 Stock Option Plan under which the Board of Directors may, among other things, grant or award stock options and other stock-based awards, subject to certain limitations and restrictions as set forth in the plan. Our use of stock-based awards for our executive officers is the primary means by which we provide our executive officers a long-term incentive that becomes more valuable to the executive to the extent our share value increases, thereby aligning each executive’s interest with the interest of our stockholders.

It is the policy of the Board of Directors that, with respect to all equity-based compensation for the executive officers, the award dates for each grant shall be specified by the Board of Directors at a duly convened meeting as of a date on or after the date of its action, and that the exercise price or value of the grant shall be determined by reference to the closing price of our common stock on the specified award date. See “Outstanding Equity Awards at Fiscal Year-End” table for additional information. Equity grants may also be made to new executive officers upon commencement of their employment and, on occasion, to executive officers and members of our board of directors in connection with a significant change in job responsibility, extraordinary performance, or other reasons.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2013 compensation paid to our executive officers is fully deductible.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2013. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2013, which was $0.02.

	Option Awards						Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable		Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested

Edward P. Hennessey	8/31/2007	2,250,000		-	$0.15	8/31/2014		$-
	12/4/2008	1,200,000		-	$0.15	12/4/2015		$-
	8/25/2011	1,466,667	(2)	733,333	$0.055	8/25/2018		$-

Thomas G. Jennewein	8/31/2007	800,000		-	$0.15	8/31/2014		$-
	12/4/2008	400,000		-	$0.36	12/4/2015		$-
	7/6/2010	162,000		-	$0.07	7/6/2017		$-
	1/4/2011	750,000		-	$0.05	1/4/2018		$-
	8/25/2011	500,000	(2)	250,000	$0.055	8/25/2018		$-
	3/12/2013	500,000	(3)	250,000	$0.02	3/12/2020		$-

(1) The options shown in this column are nonvested as of December 31, 2012.
(2) This option grant vests in three equal annual installments beginning on August 31, 2012, 2013 and 2014.
(3) This option grant vest in three equal installments on March 12, 2013, August 31, 2013 and August 31, 2014.

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	1,466,667	$-	(2)

Thomas G. Jennewein	-	$-	266,667	$200,000		60,000	(3)	$-
	-	$-	533,333	$-	(2)
	-	$-	400,000	$-	(2)
	-	$-	162,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	500,000	$-	(2)
	-	$-	500,000	$5,000	(2)

(1) The values reflect the market value of Cleantech Biofuels, Inc. common stock as of the vesting dates. These prices ranged from $0.02 to $0.36.
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

Director Compensation

For the year ending December 31, 2013, the following table summarizes compensation for members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (2)	compensation	Total
Paul Simon, Jr., Director	$-	$-	$-	$-	$-
David Bransby, Director	-	-	-	-	-
James Russell, Director (1)	-	-	-	-	-

(1) As of December 31, 2013, the following number of options were outstanding for each Director: Simon and Bransby - 130,000 options each, 100% vested; Russell - 40,000 options, 50% vested.

In 2011, each of the Company’s non-employee directors at that time, received compensation of 150,000 restricted shares of the Company’s common stock and a grant of 90,000 options (two-year vesting period). Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of common stock upon joining as a director of the Company. The Company’s non-employee directors received no fees or other compensation as a board or committee member in 2013.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2013 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1) 7238 Pershing Ave., Unit B University City, MO 63130	7,443,275	9.5%
SRS Legacy Trust(2) 147 N. Meramec, Suite 200 Clayton, MO 63105	6,972,214	8.9%
RAM Resources, L.L.C.(3) 13397 Lakefront Drive Earth City, Missouri 63045 W.L. Meyer Legacy Trust 15415 Clayton Rd. Ballwin, MO 63011 Biomass North America, LLC 700 E 107th Street Chicago, IL 60628	4,236,089 4,455,553 4,000,000	5.4% 5.7% 5.1%

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
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

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2013, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.  Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr.	12,419,941	(1)	14.9%
Thomas Jennewein	3,172,000	(2)	3.9%
James Russell	170,000	(2)	*	%
David Bransby	430,000	(2)	*	%
Paul Simon, Jr.	507,935	(3)	*	%
Total owned by All Executive Officers and Directors	16,699,876		19.2%

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

In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors and approved by the SRS Energy shareholders on April 16, 2007. We currently have 14,000,000 shares of our common stock reserved under our 2007 Stock Option Plan.

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	13,417,000	$0.10	583,000

Equity compensation plans not approved by security holders	-	-	-

Totals	13,417,000		583,000

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

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2013, the balance of advances were approximately $13,000 and $20,000, respectively.

Two members of our Board of Directors, James Russell and David Bransby are parties to investments in our Convertible Note offerings – approximately $426,000 in the aggregate, including principal and interest, as of December 31, 2013. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2013, all amounts have been paid to FEI except for approximately $52,000.

Determination of Director Independence

The Company utilizes the definition of “independent” as set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. Nasdaq requires that a majority of the Board of Directors be “independent,” as defined in Nasdaq Marketplace Rule 5605(a)(2). Under the Nasdaq rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Nasdaq rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company. The Board of Directors has determined that Messrs. Russell and Bransby are independent under Nasdaq Rule 5605(a)(2).

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2013	2012
Audit Fees (1)	$11,800	$10,700
Audit-Related Fees	-	-
Tax Fees (2)	2,000	3,785
All Other Fees	-	-
Total Fees	$13,800	$14,485
(1) Includes annual financial statement audit.
(2) Includes fees for the preperation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2013 and 2012.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 and Inception to December 31, 2013
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and Inception to December 31, 2013
Notes to Consolidated Financial Statements

2.	Exhibits:

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization by and among Cleantech Biofuels, Inc., Biomass NA Acquisition Subsidiary, Inc. and Biomass North America Licensing, Inc. dated as of July 14, 2008 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2008

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

10.24
Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010. (incorporated herein by reference to Exhibit 10.28 of the Registrant's annual report on Form 10-K for the period ended December 31, 2011).

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

10.29
Amendment No. 8 dated January 9, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s current report on Form 8-K filed on January 10, 2013).

10.30
Amendment No. 9 dated May 8, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s quarterly report on Form 10-Q filed on May 13, 2013).

10.31	Amended Technology License and Joint Development Agreement, dated November 1, 2013, among CTB Licensing LLC, Biomass North America LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.31 of the Registrant’s quarterly report on Form 10-Q filed on November 12, 2013).
10.32	Amendment No. 10 dated March 21, 2014 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
          (registrant)

March 21, 2014                                                                                     By:   /s/ Edward P. Hennessey, Jr.
         Edward P. Hennessey, Jr.
         Chief Executive Officer

March 21, 2014                                                                                     By:   /s/ Thomas G. Jennewein
         Thomas G. Jennewein
         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 21, 2014                                                                                     /s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 21, 2014                                                                                     /s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer (principal financial and accounting officer)

March 21, 2014                                                                                     /s/ James Russell
James Russell, Director

March 21, 2014                                                                                     /s/ Dr. David Bransby
David Bransby, Director

March 21, 2014                                                                                     /s/ Paul Simon, Jr.
Paul Simon, Jr., Director

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

10.24
Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010. (incorporated herein by reference to Exhibit 10.28 of the Registrant's annual report on Form 10-K for the period ended December 31, 2011).

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

10.29
Amendment No. 8 dated January 9, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s current report on Form 8-K filed on January 10, 2013).

10.30
Amendment No. 9 dated May 8, 2013 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s quarterly report on Form 10-Q filed on May 13, 2013).

10.31	Amended Technology License and Joint Development Agreement, dated November 1, 2013, among CTB Licensing LLC, Biomass North America LLC and Anthony P. Noll (incorporated herein by reference to Exhibit 10.31 of the Registrant’s quarterly report on Form 10-Q filed on November 12, 2013).
10.32	Amendment No. 10 dated March 21, 2014 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.