Form 10-Q
period 2014-03-31
CleanTech Biofuels, Inc.
filed 2014-05-08
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 8, 2014, 83,541,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,847	$403
Prepaids and other current assets	39,586	41,451
	47,433	41,854

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,216,683	$2,211,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$399,643	$398,651
Accrued interest	427,308	380,817
Accrued payroll and professional fees	987,180	960,293
Notes payable	2,766,948	2,666,948
Total Current Liabilities	4,581,079	4,406,709

Notes Payable - Long-Term	100,000	100,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
79,046,647 and 78,546,647 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	79,047	78,547
Additional paid-in capital	6,787,594	6,781,286
Notes receivable - restricted common stock	(154,034)	(151,951)
Deficit accumulated during the development stage	(9,177,003)	(9,003,487)
Total Stockholders' Equity (Deficit)	(2,464,396)	(2,295,605)
Total Liabilities and Stockholders' Equity (Deficit)	$2,216,683	$2,211,104

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
	2014	2013	2014
General and administrative	$96,156	$92,974	$4,171,772
Professional fees	32,705	27,333	1,559,692
Research and development	-	-	1,337,847
Operating Loss	128,861	120,307	7,069,311

Other expense (income):
Interest expense	46,738	41,498	2,110,065
Amortization of technology license	-	-	35,000
Deposit forfeiture	-	-	(25,000)
Other income	-	-	(82,000)
Interest income	(2,083)	(1,970)	(64,721)
	44,655	39,528	1,973,344

Income tax benefit	-	-	-

Net loss applicable to common stockholders	$173,516	$159,835	$9,042,655

Basic and diluted net loss per common share	**	**	$0.16
Weighted average common shares outstanding	79,046,647	72,486,647	57,875,305

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Mar 31, 2014
Balances at December 31, 2013	78,546,647	$78,547	$6,781,286	$(151,951)	$(9,003,487)

Interest on Notes Receivable	-	-	-	(2,083)	-
Issuance of restricted shares to consultant at $0.012 per share	500,000	500	5,500	-	-
Stock-based compensation	-	-	808	-	-
Net loss	-	-	-	-	(173,516)
Balances at March 31, 2014	79,046,647	$79,047	$6,787,594	$(154,034)	$(9,177,003)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Three months ended		(inception) to
	March 31,		March 31,
Operating Activities	2014	2013	2014
Net loss applicable to common stockholders	$(173,516)	$(159,835)	$(9,042,655)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	-	68,356
Amortization	-	-	35,000
Interest income	(2,083)	(1,970)	(37,334)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	808	2,021	801,190
Issuance of restricted common stock	6,000	-	69,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	1,696	(1,819)	(6,335)
Technology license	-	-	(132,500)
Accounts payable	992	8,353	404,359
Other assets and other liabilities	46,491	41,273	762,872
Accrued liabilities	26,887	53,887	987,180
Net cash used by operating activities	(92,725)	(58,090)	(3,891,089)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows (Used) Provided by Financing Activities
Advances - related parties	169	(25)	(33,251)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	100,000	-	3,050,722
Payments on Note Payable	-	-	(636,295)
Sale of common stock		-	231,000
Net cash (used) provided by financing activities	100,169	(25)	4,123,173
Net increase (decrease) in cash and cash equivalents	7,444	(58,115)	7,847
Cash and cash equivalents at beginning of period	403	58,181	-
Cash and cash equivalents at end of period	$7,847	$66	$7,847

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2014
	Three months ended		(inception) to
	March 31,		March 31,
	2014	2013	2014

Supplemental disclosure of cash flow information:
Cash paid for interest	$247	$225	$24,881

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultants, directors and former employee	$6,000	$-	$69,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$-	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,569,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

Note 2 – Recent Accounting Pronouncements

In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. The provisions of this new guidance were effective as of the beginning of our 2014 fiscal year and did not have a material impact on our financial statements.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of the Company’s Common Stock at a price of $0.05 per share. The warrant was exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 21, 2014, which extended the due date to March 1, 2015. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019.

Note 5 –  Technology Licenses

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

Note 6 –  Debt

	March 31,	December 31,
	2014	2013

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in one year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,851,004, due in one year from date of note, interest at 6.0%	1,851,004	1,851,004
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on March 1, 2015, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $583,510 due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Notes Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	-
Total debt	2,866,948	2,766,948
Current maturities	(2,766,948)	(2,666,948)
Long-term portion, less current maturities	$100,000	$100,000

Convertible Notes Payable

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Open

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, and 2/14 Offerings which carried no discounts). See Subsequent Events footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2014, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of March 31, 2014, had raised a total of $583,510 of investment proceeds.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of March 31, 2014, had raised a total of $100,000 of investment proceeds.

CMS Acquisition, LLC Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter, and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 pursuant to an amendment on March 21, 2014 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance or re-issuance. The value of these warrants was recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in various amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019.

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note. All discounts were fully amortized and expensed as of June 30, 2011.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares).

	Exercise	As of March 31,	As of December 31,
Warrants issued to:	Price	2014	2013
Noteholders, 11/10 Offering	$0.30	1,442,600	1,628,126
Noteholders, 5/12 Offering	$0.35	1,667,170	1,667,170
Investors in Subscription Agreements	$0.15	6,180,000	6,180,000
CMS Acquistion LLC	$0.05	2,300,000	2,150,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000
		13,889,770	13,925,296

Note 7 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2014, the Company issued 2,060,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $206,000 in investment in this offering.

In November 2013, the Company released 4,000,000 shares (at $0.012 per share) from escrow in accordance with the amended technology license previously disclosed.

In January 2014, the Company issued 500,000 shares of restricted shares (at $0.012 per share) of our Common Stock per the consulting agreement with GWS Environmental Consultants. GWS has certain expertise and contacts in the collection, recycling, transfer, and disposal of MSW and will provide the Company consulting for a three-year period regarding these items.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2014 and December 31, 2013, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 73 million and 71 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2014, all amounts have been paid to FEI except for approximately $52,000.

Two members of our current Board, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of March 31, 2014 and December 31, 2013, the aggregate amount of these investments, including interest, is approximately $533,000 and $426,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our Board is a partner of SSH. We no longer use SSH as legal counsel. As of March 31, 2014, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of March 31, 2014 and December 31, 2013, the aggregate balances of advances totaled approximately $29,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of March 31, 2014, none of these options were cancelled or expired and 500,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2014, none of these options were cancelled, expired or vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended
	March 31, 2014	March 31, 2013
Pre-tax compensation expense:
Stock options	$808	$2,021
Warrants	-	-
Total expense	808	2,021
Tax benefit, net	-	-
After-tax compensation expense	$808	$2,021

Related to these grants, the Company will record future compensation expense of approximately $1,000 for the remainder of 2014. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 and $311,000 at March 31, 2014 and December 31, 2013, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2014, there was approximately $1,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately five months.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2013	11,947,000	$0.10	(1)

Granted	-
Exercised	-
Forfeited	-
Options outstanding at March 31, 2014	11,947,000	$0.10	(1)

Options exercisable at March 31, 2014	9,693,666	$0.11	(1)

Unvested Options at March 31, 2014	2,253,334	$0.07	(1)

(1) The weighted-average exercise price at March 31, 2014 and December 31, 2013 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2013	1,470,000	$0.09

Granted	-
Exercised	-
Forfeited	-
Balance as of March 31, 2014	1,470,000	$0.09

Restricted stock vested at March 31, 2014	1,470,000	$0.09

Note 10 – Commitments and Contingencies

Commitments
Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired and can be extended for two year periods at expiring terms and conditions (current term ends December 2014). Our monthly rent under the lease is $1,800 plus the cost of utilities.

Contingencies
The Company currently has no open litigation and/or claims.

Note 11 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of May 8, 2014, approximately $2.6 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 8, 2014, the Company has issued 2,305,000 restricted shares of our Common Stock in exchange for $230,500 in investment in this offering.

In February 2014, the Company commenced a convertible note payable offering (our 2/14 Offering). As of May 8, 2014, the Company has raised $100,000 of investment proceeds.

In April 2014, the Board approved a grant to certain Board members and management for an aggregate of 4,250,000 shares of restricted common stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined such grants were in the best interest of the Company and its stockholders.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

We are a development stage company focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011.

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

Recent Developments

In January 2014, the Company entered into a consulting agreement with GWS Environmental Consultants. GWS has certain expertise and contacts in the collection, recycling, transfer, and disposal of MSW and will provide the Company consulting for a three-year period regarding these items.

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 8, 2014, the Company has issued 2,305,000 restricted shares of our Common Stock in exchange for $230,500 in investment in this offering.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of May 8, 2014, approximately $2.6 million is currently due, including interest. We are working with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In November 2013, the Company entered into an Amended Technology License and Joint Development Agreement with its’ licensor, Biomass North America LLC (the “Amended Agreement”). Under the terms of the Amended Agreement, the Company retains the exclusive license to the licensed technology in the United States and Canada, while eliminating any performance requirements for a commercial development. The term is for 21 years or the date of expiration of the last of the technology patents, including any extensions, modifications or amendments. Additionally, the royalty to be paid by the Company to the licensor will be $2.00 per ton of MSW with no royalty due if the MSW is used for research and development. The 4,000,000 shares previously held in escrow were released to the licensor and the Company recorded a $48,000 addition to our Technology License asset related to these shares.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change
General and administrative	$96,156	$92,974	$3,182
Professional fees	32,705	27,333	5,372
Operating loss	128,861	120,307	8,554

Other expense (income):
Interest expense	46,738	41,498	5,240
Interest income	(2,083)	(1,970)	(113)

Net Loss	$173,516	$159,835	$13,681

General and Administrative – The increase in 2014 is due to increases in miscellaneous corporate fees and expenses.

Professional Fees – The increase in 2014 is due to an increase in consulting fees.

Interest Expense – The increase in 2014 is due to issuing additional convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 8, 2014, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants and (ii) $230,500 in an equity offering of Common Stock. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of May 8, 2014, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2014, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Debt

Convertible Notes Payable

Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Open

Each note holder retains the option of cash repayment of the note plus interest, or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, and 2/14 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of our Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011and four notes were converted to shares of Common Stock in 2012. As of March 31, 2014, we had $1,851,004 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of March 31, 2014, had raised a total of $583,510 of investment proceeds and have $583,510 face value of notes outstanding.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of March 31, 2014, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance or re-issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019. As of March 31, 2014, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Three months ended March 31,
	2014	2013
Net cash used by operating activities	$(92,725)	$(58,090)
Net cash used by investing activities	-	-
Net cash (used) provided by financing activities	100,169	(25)

Net cash used by operating activities

During the three months ended March 31, 2014 and 2013, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 was primarily due to the issuance of a note payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2014. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,191,000	$3,090,000	$101,000	$-	$-
CMS Acquisition Note (2)	101,000	101,000	-	-	-
Operating Lease (3)	16,000	16,000	-	-	-
Total contractual obligations	$3,308,000	$3,207,000	$101,000	$-	$-

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
(3) The lease for our office space through December 2014.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2014.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at March 31, 2014. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2014, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds –

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2014, the Company raised a total of $206,000 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

During February 2014 (2/14 Offering), the Company commenced an offering of units comprised of a convertible promissory note. As of March 31, 2014, the Company raised a total of $100,000 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock, at $0.10 per share at the holder’s option. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering, 11/10 Offering, and 5/12 Offering) are due. As of March 31, 2014, approximately $2.6 million (including approximately $375,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 8, 2014	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Thomas Jennewein
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