Form 10-Q
period 2014-06-30
CleanTech Biofuels, Inc.
filed 2014-08-07
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 4, 2014, 84,771,647 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

 CLEANTECH BIOFUELS, INC.
 (formerly Alternative Ethanol Technologies, Inc.)
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$51	$403
Prepaids and other current assets	39,218	41,451
	39,269	41,854

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,208,519	$2,211,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$419,127	$398,651
Accrued interest	466,193	380,817
Accrued payroll and professional fees	1,036,466	960,293
Notes payable	2,776,947	2,666,948
Total Current Liabilities	4,698,733	4,406,709

Notes Payable - Long-Term	100,000	100,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
83,771,647 and 78,546,647 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	83,772	78,547
Additional paid-in capital	6,865,186	6,781,286
Notes receivable - restricted common stock	(156,148)	(151,951)
Deficit accumulated during the development stage	(9,383,024)	(9,003,487)
Total Stockholders' Equity (Deficit)	(2,590,214)	(2,295,605)
Total Liabilities and Stockholders' Equity (Deficit)	$2,208,519	$2,211,104

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
General and administrative	$135,401	$98,612	$231,557	$191,586	$4,307,173
Professional fees	23,576	28,790	56,281	56,123	1,583,268
Research and development	-	-	-	-	1,337,847
Operating Loss	158,977	127,402	287,838	247,709	7,228,288

Other expense (income):
Interest expense	49,158	44,180	95,896	85,678	2,159,223
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(82,000)
Interest income	(2,114)	(1,998)	(4,197)	(3,968)	(66,835)
	47,044	42,182	91,699	81,710	2,020,388

Income tax benefit	-	-	-	-	-

Net loss applicable to common stockholders	$206,021	$169,584	$379,537	$329,419	$9,248,676

Basic and diluted net loss per common share	**	**	$0.01	$0.01	$0.16
Weighted average common shares outstanding	83,644,980	72,786,647	81,345,814	72,486,647	57,875,305

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

					July 14,
					2004
			Additional	Notes Rec -	(inception) to
	Common Stock		Paid-in	restricted	June 30,
	Shares	Amount	Capital	common stock	2014
Balances at December 31, 2013	78,546,647	$78,547	$6,781,286	$(151,951)	$(9,003,487)

Interest on Notes Receivable	-	-	-	(4,197)	-
Issuance of restricted shares to consultant in Jan. at $0.012/share	500,000	500	5,500	-	-
Issuance of restricted shares to investors in April through June
2014 at $0.10 per share	475,000	475	47,025	-	-
Issuance of restricted shares to certain board members and an
employee in April at $0.008 per share	4,250,000	4,250	29,750	-	-
Stock-based compensation	-	-	1,625	-	-
Net loss	-	-	-	-	(379,537)
Balances at June 30, 2014	83,771,647	$83,772	$6,865,186	$(156,148)	$(9,383,024)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
Operating Activities	2014	2013	2014
Net loss applicable to common stockholders	$(379,537)	$(329,419)	$(9,248,676)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	-	68,356
Amortization	-	-	35,000
Interest income	(4,197)	(3,968)	(39,448)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	1,625	4,063	802,007
Issuance of restricted common stock	40,000	-	103,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(2,430)	(1,856)	(10,630)
Technology license	-	-	(132,500)
Accounts payable	20,476	8,039	423,843
Other assets and other liabilities	95,375	85,115	811,756
Accrued liabilities	76,173	86,468	1,036,466
Net cash used by operating activities	(152,515)	(151,558)	(3,951,048)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows (Used) Provided by Financing Activities
Advances - related parties	4,663	(5,799)	(28,588)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	100,000	100,000	3,050,722
Payments on Note Payable	-	-	(636,295)
Sale of common stock	47,500	-	278,500
Net cash provided by financing activities	152,163	94,201	4,175,336
Net increase (decrease) in cash and cash equivalents	(352)	(57,357)	51
Cash and cash equivalents at beginning of period	403	58,181	-
Cash and cash equivalents at end of period	$51	$824	$51

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Six months ended		(inception) to
	June 30,		June 30,
	2014	2013	2014

Supplemental disclosure of cash flow information:
Cash paid for interest	$522	$564	$25,156

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultants, directors and former employee	$40,000	$-	$103,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$-	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,569,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

Note 2 – Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures and will apply this ASU upon commencement of revenues.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. This ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Beginning in 2015, we will apply the new guidance, as applicable, to future disposals of components or classifications as held for sale.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists,” amending guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments only affect gross versus net presentation and do not impact the calculation of the unrecognized tax benefit. The provisions of this new guidance were effective as of the beginning of our 2014 fiscal year and did not have a material impact on our financial statements.

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

Note 5 - Technology Licenses

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

Note 6 – Debt

	June 30,	December 31,
	2014	2013
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in one
year from date of note, interest at 6.0%	$254,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,861,003 and
$1,851,004, as of June 30, 2014 and December 31, 2013, respectively, due
in one year from date of note, interest at 6.0%	1,861,003	1,851,004
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on
March 1, 2015, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $583,510 due in 18 months from
date of note, interest at 6.0%	583,510	583,510
Convertible Notes Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note,
interest at 6.0%	100,000	-
Total debt	2,876,947	2,766,948
Current maturities	(2,776,947)	(2,666,948)
Long-term portion, less current maturities	$100,000	$100,000

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of June 30, 2014, had raised a total of $583,510 of investment proceeds.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of June 30, 2014, had raised a total of $100,000 of investment proceeds.

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

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	As of June 30,	As of December 31,
Warrants issued to:	Price	2014	2013
Noteholders, 11/10 Offering	$0.30	929,736	1,628,126
Noteholders, 5/12 Offering	$0.35	1,238,599	1,667,170
Investors in Subscription Agreements	$0.15	7,605,000	6,180,000
CMS Acquistion LLC	$0.05	2,300,000	2,150,000
Vertex Energy, Inc.	$0.11	1,800,000	1,800,000
Vertex Energy, Inc.	$0.10	500,000	500,000
		14,373,335	13,925,296

Note 7 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2014, the Company issued 2,535,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $253,500 in investment in this offering.

In November 2013, the Company released 4,000,000 shares (at $0.012 per share) from escrow in accordance with the amended technology license previously disclosed.

In January 2014, the Company issued 500,000 restricted shares (at $0.012 per share) of our Common Stock per the consulting agreement with GWS Environmental Consultants. GWS has certain expertise and contacts in the collection, recycling, transfer, and disposal of MSW and will provide the Company consulting for a three-year period regarding these items.

In April 2014, the Board approved a grant to certain Board members and management for an aggregate of 4,250,000 shares of restricted common stock (at $0.008 per share). The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined such grants were in the best interest of the Company and its stockholders.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2014 and December 31, 2013, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 74 million and 71 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of June 30, 2014, all amounts have been paid to FEI except for approximately $52,000.

Two members of our current Board, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of June 30, 2014 and December 31, 2013, the aggregate amount of these investments, including interest, is approximately $540,000 and $426,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our Board is a partner of SSH. We no longer use SSH as legal counsel. As of June 30, 2014, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of June 30, 2014 and December 31, 2013, the aggregate balances of advances totaled approximately $29,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of June 30, 2014, none of these options were cancelled or expired and 500,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of June 30, 2014, none of these options were cancelled, expired or vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Pre-tax compensation expense:
Stock options	$817	$2,043	$1,625	$4,063
Warrants	-	-	-	-
Total expense	817	2,043	1,625	4,063
Tax benefit, net	-	-	-	-
After-tax compensation expense	$817	$2,043	$1,625	$4,063

Related to these grants, the Company will record future compensation expense of less than $1,000 for the remainder of 2014. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 and $311,000 at June 30, 2014 and December 31, 2013, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of June 30, 2014, there was less than $1,000 of unrecognized compensation cost related to all current share-based payment arrangements, which will be recognized over a remaining period of approximately two months.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2013	11,947,000	$0.10	(1)

Granted	-
Exercised	-
Forfeited	-
Options outstanding at June 30, 2014	11,947,000	$0.10	(1)

Options exercisable at June 30, 2014	9,713,666	$0.11	(1)

Unvested Options at June 30, 2014	2,233,334	$0.07	(1)

(1)
The weighted-average exercise price at June 30, 2014 and December 31, 2013 for all outstandingand exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted Shares Issued	Weighted Average Exercise Price
Balance as of December 31, 2013	1,470,000	$0.09

Granted	-
Exercised	-
Forfeited	-
Balance as of June 30, 2014	1,470,000	$0.09

Restricted stock vested at June 30, 2014	1,470,000	$0.09

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of August 4, 2014, approximately $2.8 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 4, 2014, the Company has issued 3,535,000 restricted shares of our Common Stock in exchange for $353,500 in investment in this offering.

In February 2014, the Company commenced a convertible note payable offering (our 2/14 Offering). As of August 4, 2014, the Company has raised $100,000 of investment proceeds.

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 4, 2014, the Company has issued 3,535,000 restricted shares of our Common Stock in exchange for $353,500 in investment in this offering.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of August 4, 2014, approximately $2.8 million is currently due, including interest. We are working with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013	Change
General and administrative	$135,401	$98,612	$36,789
Professional fees	23,576	28,790	(5,214)
Operating loss	158,977	127,402	31,575

Other expense (income):
Interest expense	49,158	44,180	4,978
Interest income	(2,114)	(1,998)	(116)

Net Loss	$206,021	$169,584	$36,437

General and Administrative – The increase in 2014 is due to the share value for shares of common stock issued to certain board members and management in the second quarter of 2014.

Professional Fees – The decrease in 2014 is due to a decrease of approximately $10,000 in legal and accounting fees offset by an increase in consulting fees.

Interest Expense – The increase in 2014 is due to issuing additional convertible notes.

	Six months ended June 30,
	2014	2013	Change
General and administrative	$231,557	$191,586	$39,971
Professional fees	56,281	56,123	158
Operating loss	287,838	247,709	40,129

Other expense (income):
Interest expense	95,896	85,678	10,218
Interest income	(4,197)	(3,968)	(229)

Net Loss	$379,537	$329,419	$50,118

General and Administrative – The increase in 2014 is due to the share value for shares of common stock issued to certain board members and management in the second quarter of 2014 and increased travel expenses.

Interest Expense – The increase in 2014 is due to issuing additional convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 4, 2014, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants and (ii) $353,500 in an equity offering of Common Stock. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of August 4, 2014, our current cash and other assets are not sufficient to fund our operations. As of June 30, 2014, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We are working with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of June 30, 2014, had raised a total of $583,510 of investment proceeds and have $583,510 face value of notes outstanding.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of June 30, 2014, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance or re-issuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019. As of June 30, 2014, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Six months ended June 30,
	2014	2013
Net cash used by operating activities	$(152,515)	$(151,558)
Net cash used by investing activities	-	-
Net cash (used) provided by financing activities	152,163	94,201

Net cash used by operating activities

During the six months ended June, 2014 and 2013, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 was primarily due to the issuance of a note payable for investment and the sale of common stock for investments. Net cash provided by financing activities for the six months ended June 30, 2013 was primarily due to the issuance of a note payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2014. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,237,000	$3,135,000	$102,000	$-	$-
CMS Acquisition Note (2)	103,000	103,000	-	-	-
Operating Lease (3)	11,000	11,000	-	-	-
Total contractual obligations	$3,351,000	$3,249,000	$102,000	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2014.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at June 30, 2014. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2014, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds –

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2014, the Company raised a total of $253,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

During February 2014 (2/14 Offering), the Company commenced an offering of units comprised of a convertible promissory note. As of June 30, 2014, the Company raised a total of $100,000 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock, at $0.10 per share at the holder’s option. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities – Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering, 11/10 Offering, and 5/12 Offering) are due. As of June 30, 2014, approximately $2.7 million (including approximately $415,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: August 6, 2014	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 6, 2014		/s/ Thomas Jennewein
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