Form 10-Q
period 2014-11-03
CleanTech Biofuels, Inc.
filed 2014-11-05
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 3, 2014, 85,888,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$27,729	$403
Prepaids and other current assets	38,879	41,451
	66,608	41,854

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,235,858	$2,211,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$387,288	$398,651
Accrued interest	516,478	380,817
Accrued payroll and professional fees	1,043,461	960,293
Notes payable	2,876,947	2,666,948
Total Current Liabilities	4,824,174	4,406,709

Notes Payable - Long-Term	-	100,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
85,371,647 and 78,546,647 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	85,372	78,547
Additional paid-in capital	7,024,089	6,781,286
Notes receivable - restricted common stock	(138,146)	(151,951)
Deficit accumulated during the development stage	(9,559,631)	(9,003,487)
Total Stockholders' Equity (Deficit)	(2,588,316)	(2,295,605)
Total Liabilities and Stockholders' Equity (Deficit)	$2,235,858	$2,211,104

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					July 14, 2004
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
General and administrative	$102,081	$99,600	$333,638	$291,186	$4,409,254
Professional fees	21,080	23,275	77,361	79,398	1,604,348
Research and development	-	-	-	-	1,337,847
Operating Loss	123,161	122,875	410,999	370,584	7,351,449

Other expense (income):
Interest expense	50,444	46,594	146,340	132,272	2,209,667
Amortization of technology license	-	-	-	-	35,000
Deposit forfeiture	-	-	-	-	(25,000)
Other income	-	-	-	-	(82,000)
Interest income	3,002	(2,033)	(1,195)	(6,001)	(63,833)
	53,446	44,561	145,145	126,271	2,073,834

Income tax benefit	-	-	-	-	-

Net loss applicable to common stockholders	$176,607	$167,436	$556,144	$496,855	$9,425,283

Basic and diluted net loss per common share	**	**	$0.01	$0.01	$0.16
Weighted average common shares outstanding	85,221,647	73,153,314	82,637,758	72,708,869	59,176,105

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

			Additional	Notes Rec -	July 14, 2004
	Common Stock		Paid-in	restricted	(inception) to
	Shares	Amount	Capital	common stock	Sept 30, 2014
Balances at December 31, 2013	78,546,647	$78,547	$6,781,286	$(151,951)	$(9,003,487)

Interest on Notes Receivable	-	-	-	(6,249)	-
Issuance of restricted shares to consultant in Jan. at $0.012/share	500,000	500	5,500	-	-
Issuance of restricted shares to investors in 2014 at $0.10/share	2,225,000	2,225	220,275	-	-
Issuance of restricted shares to certain board members and an
employee in April at $0.008 per share	4,250,000	4,250	29,750	-	-
Expiration of Note Receivable in Sep-14 at $0.10 per share	(150,000)	(150)	(14,850)	20,054
Stock-based compensation	-	-	2,128	-	-
Net loss	-	-	-	-	(556,144)
Balances at September 30, 2014	85,371,647	$85,372	$7,024,089	$(138,146)	$(9,559,631)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
Operating Activities	2014	2013	2014
Net loss applicable to common stockholders	$(556,144)	$(496,855)	$(9,425,283)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Common stock issued for organizational costs	-	-	100
Depreciation	-	-	68,356
Amortization	-	-	35,000
Interest income	(1,195)	(6,001)	(36,446)
Amortization of discounts (interest expense) and
other financing charges	-	-	1,284,106
Share-based compensation expense	2,128	5,644	802,510
Issuance of restricted common stock	40,000	-	103,000
Write-off of technology license	-	-	790,545
Fair value of RAM warrant settlement	-	-	125,027
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	(2,091)	(2,000)	(10,291)
Technology license	-	-	(132,500)
Accounts payable	(11,363)	(24,917)	392,004
Other assets and other liabilities	145,660	131,564	862,041
Accrued liabilities	83,168	53,328	1,043,461
Net cash used by operating activities	(299,837)	(339,237)	(4,098,370)

Cash Flows Provided (Used) by Investing Activities
Acquisition of patent, net	-	-	(150,000)
Merger of Biomass North America Licensing, Inc., net	-	-	(20,000)
Acquisition of HFTA technology, net	-	-	-
Expenditures for equipment	-	-	(54,237)
Net cash used by investing activities	-	-	(224,237)

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	4,663	99	(28,588)
Payments on capital lease, including interest	-	-	(13,903)
Series A Convertible Debentures, including interest	-	-	1,424,900
Issuance of Note Payable	-	-	100,000
Issuance of Convertible Notes Payable	100,000	200,000	3,050,722
Payments on Note Payable	-	-	(636,295)
Sale of common stock	222,500	100,000	453,500
Net cash provided by financing activities	327,163	300,099	4,350,336
Net increase (decrease) in cash and cash equivalents	27,326	(39,138)	27,729
Cash and cash equivalents at beginning of period	403	58,181	-
Cash and cash equivalents at end of period	$27,729	$19,043	$27,729

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd (unaudited)

			July 14, 2004
	Nine months ended		(inception) to
	September 30,		September 30,
	2014	2013	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$681	$708	$25,315

Supplemental disclosure of noncash investing and
financing activities:
Promissory notes receivable related to Series A Convertible Debentures	$-	$-	$450,000
Capital lease related to the purchase of equipment	$-	$-	$14,119
Common stock issued for organizational costs	$-	$-	$100
Common stock issued to consultants, directors and former employee	$40,000	$-	$103,000
Common stock issued for promissory notes	$-	$-	$133,596
Common stock issued for Convertible notes converted	$-	$-	$435,980
Common stock issued for Debentures converted	$-	$-	$1,498,887
Common stock and note payable issued for acquistion of Biomass	$-	$-	$1,569,250
Common stock issued for HFTA	$-	$-	$693,045

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014.

Note 2 – Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted.

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

Note 4 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”).  As part of the acquisition of the PSC Patent, we also became the licensor of such technology under the existing license agreement between Bio-Products International, Inc, the licensee (“Bio-Products”) and WWT. The Company has paid WWT $600,000 and issued warrants to purchase 1,800,000 shares of Common Stock at $0.10 per share and 500,000 shares of Common Stock at $0.11 per share. WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. The warrants had an exercisable term of five years which expired on October 22, 2014. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet.

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

Note 6 – Debt

	September 30,	December 31,
	2014	2013

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $254,738 due in one year from date of note, interest at 6.0%	$254,738	$254,738

Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,861,003 and $1,851,004, as of September 30, 2014 and December 31, 2013, respectively, due in one year from date of note, interest at 6.0%	1,861,003	1,851,004

CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on March 1, 2015, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696

Convertible Notes Payable (5/12 Offering), which is made up of various individual notes with a face value of $583,510 due in 18 months from date of note, interest at 6.0%	583,510	583,510

Convertible Notes Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	-
Total debt	2,876,947	2,766,948
Current maturities	(2,876,947)	(2,666,948)
Long-term portion, less current maturities	$-	$100,000

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We will work with the remaining note holders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of September 30, 2014, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2014, had raised a total of $583,510 of investment proceeds. As of September 30, 2014, approximately $380,000 of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of September 30, 2014, had raised a total of $100,000 of investment proceeds.

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

	Exercise	As of September 30,	As of December 31,
Warrants issued to:	Price	2014	2013
Noteholders, 11/10 Offering	$0.30	929,736	1,628,126
Noteholders, 5/12 Offering	$0.35	952,885	1,667,170
Investors in Subscription Agreements (a)	$0.15	9,855,000	6,180,000
CMS Acquistion LLC	$0.05	2,300,000	2,150,000
Vertex Energy, Inc. (b)	$0.11	1,800,000	1,800,000
Vertex Energy, Inc. (b)	$0.10	500,000	500,000
		16,337,621	13,925,296

(a) Warrants issued to investors under these Subscription Agreements can be exercised within one or three years, depending on the Agreement. One-year warrants total 7,605,000 shares and three-year warrants total 2,250,000 shares.
(b) These warrants expired on October 22, 2014.

Note 7 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2014, the Company issued 4,285,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $428,500 in investment in this offering.

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

In September 2014, a note receivable from a former director matured and was not paid. The note was originally issued in September 2009 to purchase shares of our common stock. As a result, 150,000 shares of restricted common stock, issued at $0.10 per share were forfeited and cancelled.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2014 and December 31, 2013, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 77 million and 71 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2014, all amounts have been paid to FEI except for approximately $51,000.

Two members of our current Board, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of September 30, 2014 and December 31, 2013, the aggregate amount of these investments, including interest, is approximately $549,000 and $426,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our Board is a partner of SSH. We no longer use SSH as legal counsel. As of September 30, 2014, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2014 and December 31, 2013, the aggregate balances of advances totaled approximately $29,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In March 2013, the Company granted options under the Stock Plan to purchase an aggregate of 750,000 shares of Common Stock to an employee in which one-third vested immediately and the remaining options vest ratably in August 2013 and August 2014, with an exercise price of $0.02. As of September 30, 2014, none of these options were cancelled or expired and all shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2014, none of these options were cancelled or expired and 333,334 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Nine months ended
	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013
Pre-tax compensation expense:
Stock options	$503	$1,580	$2,128	$5,644
Warrants	-	-	-	-
Total expense	503	1,580	2,128	5,644
Tax benefit, net	-	-	-	-
After-tax compensation expense	$503	$1,580	$2,128	$5,644

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 and $311,000 at September 30, 2014 and December 31, 2013, respectively. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2014, there was no unrecognized compensation cost related to all current share-based payment arrangements.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2013	11,947,000	$0.10	(1)

Granted	-
Exercised	-
Forfeited	-
Options outstanding at September 30, 2014	11,947,000	$0.10	(1)

Options exercisable at September 30, 2014	11,280,333	$0.10	(1)

Unvested Options at September 30, 2014	666,667	$0.10	(1)

(1) The weighted-average exercise price at September 30, 2014 and December 31, 2013 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted Shares Issued	Weighted Average Exercise Price

Balance as of December 31, 2013	1,470,000	$0.09

Granted	-
Exercised	-
Forfeited	(150,000)	0.10
Balance as of September 30, 2014	1,320,000	$0.08

Restricted stock vested at September 30, 2014	1,320,000	$0.08

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of November 3, 2014, approximately $2.8 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 3, 2014, the Company has issued 4,285,000 restricted shares of our Common Stock in exchange for $428,500 in investment in this offering.

In February 2014, the Company commenced a convertible note payable offering (our 2/14 Offering). As of November 3, 2014, the Company has raised $100,000 of investment proceeds.

In October 2014, we entered into a nonbinding Memorandum of Understanding (“MOU”) with various parties (combined, the “Parties”) which memorializes the Parties’ intent for Cleantech to develop and operate a Municipal Solid Waste transfer station and biomass recovery plant on land in Jersey City, NJ not owned by Cleantech. All Parties agree to work towards Definitive Agreements, as soon as reasonably practicable, including but not limited to: an escrow agreement whereby CleanTech would fund engineering and legal expenses incurred during the permitting application process, an option agreement providing CleanTech the right to purchase the permit applicant, a lease agreement for a period of not less than 20 years, including two 5 year options to extend the term of the lease to 30 years, and non-compete agreements from the parties. This MOU will terminate upon the earlier of: (i) execution of the Definitive Agreements, (ii) mutual agreement between the Parties, and (iii) 5 PM (EST) on June 29, 2015.

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

Recent Developments

In October 2014, we entered into a nonbinding Memorandum of Understanding (“MOU”) with various parties (combined, the “Parties”) which memorializes the Parties’ intent for Cleantech to develop and operate a MSW transfer station and biomass recovery plant on land in Jersey City, NJ not owned by Cleantech. All Parties agree to work towards Definitive Agreements, as soon as reasonably practicable, including but not limited to: an escrow agreement whereby CleanTech would fund engineering and legal expenses incurred during the permitting application process, an option agreement providing CleanTech the right to purchase the permit applicant, a lease agreement for a period of not less than 20 years, including two 5 year options to extend the term of the lease to 30 years, and non-compete agreements from the parties. This MOU will terminate upon the earlier of: (i) execution of the Definitive Agreements, (ii) mutual agreement between the Parties, and (iii) 5 PM (EST) on June 29, 2015.

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 3, 2014, the Company has issued 4,285,000 restricted shares of our Common Stock in exchange for $428,500 in investment in this offering.

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of November 3, 2014, approximately $2.8 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

In February 2012, we entered into a Confidentiality Agreement and Material Transfer Agreement with Sweetwater Energy, Inc. (“Sweetwater”), a renewable energy company with patent-pending technology to produce sugars from several types of biomass for use in the biofuel, biochemical and bioplastics markets. We agreed and coordinated with the Third-Party Operator in Australia to ship 10 pounds of biomass produced at the Third-Party Operator’s facility to the Sweetwater lab for testing. The shipment arrived in May 2012 and Sweetwater has completed their initial testing. In June 2011, we entered into a Confidential Disclosure and Sampling Agreement with Novozymes North America, Inc., a developer of industrial enzymes, microorganisms, and biopharmaceutical ingredients for conversion into a variety of energy and chemical products. In July 2011, we supplied a sample of our biomass product for testing in their enzymatic hydrolysis process. Some initial testing was completed during the 3rd Quarter of 2011. We expect further testing to occur for both of these companies and for possible additional companies upon securing the requisite financing to build a biomass recovery plant to process MSW.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	Change
General and administrative	$102,081	$99,600	$2,481
Professional fees	21,080	23,275	(2,195)
Operating loss	123,161	122,875	286

Other expense (income):
Interest expense	50,444	46,594	3,850
Interest income	3,002	(2,033)	5,035

Net Loss	$176,607	$167,436	$9,171

Interest Expense – The increase in 2014 is due primarily to issuing an additional convertible note in 2014.

Interest Income – A note receivable to purchase shares of our common stock, originally issued in September 2009, matured in September 2014 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

	Nine months ended September 30,
	2014	2013	Change
General and administrative	$333,638	$291,186	$42,452
Professional fees	77,361	79,398	(2,037)
Operating loss	410,999	370,584	40,415

Other expense (income):
Interest expense	146,340	132,272	14,068
Interest income	(1,195)	(6,001)	4,806

Net Loss	$556,144	$496,855	$59,289

General and Administrative – The increase in 2014 is due to the share value for shares of common stock issued to certain board members and management in the second quarter of 2014 and increased travel expenses.

Interest Expense – The increase in 2014 is due to issuing additional convertible notes.

Interest Income – A note receivable to purchase shares of our common stock, originally issued in September 2009, matured in September 2014 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to raise additional capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 3, 2014, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants and (ii) $428,500 in an equity offering of Common Stock. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities. As of November 3, 2014, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2014, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. One note was converted to shares of Common Stock in 2009 and one note was converted to shares of Common Stock in 2010. Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2014, we had $254,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We will work with the remaining noteholders to either: repay the notes, refinance to our 11/10 Offering or convert the notes to shares of Common Stock.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of September 30, 2014, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of September 30, 2014, had raised a total of $583,510 of investment proceeds. As of September 30, 2014, approximately $380,000 of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of September 30, 2014, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

CMS Acquisition, LLC Note Payable

In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) March 1, 2015 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was amortized (interest expense) through the original due date of February 28, 2011. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 21, 2014 and (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 21, 2019. As of September 30, 2014, $77,696 face value of this note is outstanding.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2014	2013
Net cash used by operating activities	$(299,837)	$(339,237)
Net cash used by investing activities	-	-
Net cash provided by financing activities	327,163	300,099

Net cash used by operating activities

During the nine months ended September, 2014 and 2013, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to the issuance of a note payable for investment and the sale of common stock for investments. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to the issuance of a notes payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2014. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,286,000	$3,286,000	$-	$-	$-
CMS Acquisition Note (2)	105,000	105,000	-	-	-
Operating Lease (3)	5,000	5,000	-	-	-
Total contractual obligations	$3,396,000	$3,396,000	$-	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 21, 2014. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not applicable.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at September 30, 2014. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2014, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2014, the Company raised a total of $428,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

During February 2014 (2/14 Offering), the Company commenced an offering of units comprised of a convertible promissory note. As of September 30, 2014, the Company raised a total of $100,000 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock, at $0.10 per share at the holder’s option. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering, 11/10 Offering, and 5/12 Offering) are due. As of September 30, 2014, approximately $2.8 million (including approximately $463,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4.  Mine Safety Disclosures – Not applicable

Item 5.  Other Information - None

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

CLEANTECH BIOFUELS, INC.

November 5, 2014	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

November 5, 2014	By:	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.