Form 10-K
period 2014-12-31
CleanTech Biofuels, Inc.
filed 2015-03-24
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes☐ No☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐                                                                                                         Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 (the last business day of our most recently completed second quarter) - $ 1,495,007

As of March 23, 2015, the number of shares outstanding of the Company's common stock was 86,988,413.

DOCUMENTS INCORPORATED BY

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

●	our ability to raise additional capital on favorable terms or identify another source of outside liquidity,
●	our ability to continue operating and to implement our business plan,
●	the commercial viability of our technologies,
●	our ability to maintain and enforce our exclusive rights to our technologies,
●	the demand for and production costs of various energy products that could be made from our biomass,
●	competition from other alternative energy technologies, and
●	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

PART I

ITEM 1.    Business

The following description of our business should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”

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

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We have had an ongoing lack of liquidity, and currently do not have sufficient capital to continue to fund our proposed operations, and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to pursue outside sources of funding, in recent years, we have not had success securing meaningful amounts of outside capital. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not affiliated with the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing to design and build a commercial biomass recovery plant to produce biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

Biomass Feedstock Production

The Company strives to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company also plans to license and/or develop potential commercial projects.

We hope to develop a plant in a major metropolitan area. We are working to develop one or more locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power.

In addition to the developments we are currently contemplating, from time to time other development opportunities are presented to us and we evaluate those potential developments. If we are able to operate a plant, and thereafter refine our know-how with respect to implementation of the technology, we intend to seek to partner with waste haulers, landfill owners and municipalities to implement the technology across the United States and internationally.

Any development of commercial plants and/or implementation of the licensing of our technology described above will require significant additional capital, which we currently do not have. To date, we have not been successful in raising the amount of capital necessary to implement our business plan and we cannot provide any assurance that we will be able to raise sufficient additional capital. While we anticipate that financing for the commercial biomass recovery plant and these other potential projects could also be provided in part via tax exempt bond financing or through the use of loan guarantees from local, state and federal authorities, we have not secured any such financing and there can be no assurance that we will be able to secure any such financing.

Bio-Fuel and Bio-Chemical Joint Testing/Research

If we are able to process MSW into biomass through our potential future biomass recovery plant and/or in future commercial vessels, we hope to enter into joint research agreements with companies looking to process biomass in their system(s) for various types of energy and chemical production. We believe that this testing and research could provide possible revenue streams, projects and additional opportunities for use of our biomass.

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

New Technologies; Commercializing Existing Technologies

Because of what we believe to be our unique ability to produce a clean, homogenous biomass feedstock, we are frequently presented with the opportunity to partner with or acquire new technologies.  In addition to developing our current technologies, we intend to continue to add technologies to our suite of solutions that complement our core operations.  We believe that our current technologies and aspects of those in development or contemplation will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.

To commercialize our technology, we anticipate we need to:

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

Our ability to implement this strategy is heavily dependent on our ability to raise significant amounts of additional capital and to hire appropriate managers and staff.  Our success will also depend on a variety of market forces and other developments beyond our control.

Industry Overview

There are two types of MSW Disposal:

●	Municipal Solid Waste Landfills (“MSWLFs”) - includes municipal solid waste, commercial waste, industrial waste, construction and demolition debris, and bioreactors, and
●	Mass Burn/Incineration Plants

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

Environmental Matters

We believe our operations will be subject to international, federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters upon operation. There is always a risk that the federal agencies may enforce certain rules and regulations differently than state and local environmental administrators. Federal, state and local rules and regulations are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the areas arising from possible foul smells, noise or other air or water discharges from the plant. We do not know the potential cost of these requirements or potential claims. Environmental laws and regulations that may affect us in the future may include, but are not limited to:

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

Government Approvals

The Company is not currently subject to any government approvals or oversight for its current operations other than normal corporate governance and taxes. However, if we are able to begin developing commercial production facilities, we will be subject to multiple federal, state and local environmental laws and regulations, such as those described above and for employee health and safety. In addition, some of these laws and regulations will require our prospective facilities to operate under permits that are subject to renewal or modification. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Our Technology

We believe we can convert MSW into cellulosic material using our Biomass Recovery Process, which can then be used by a variety of third party technologies as a feedstock to process that cellulosic material into a variety of energy and chemical products.

Biomass Recovery Process

MSW contains valuable resources if they can be recovered economically.  Waste haulers often bring unsorted waste by truck to material recovery facilities, also known as MRFs, for sorting and removal of selected materials prior to disposal in sanitary landfills.  In addition, certain waste haulers’ customers separate recyclables prior to collection. Per the most recent Michigan University study statistics available, approximately 34.5% of MSW was recycled or composted in 2012.

The PSC technology was developed at the University of Alabama, Huntsville and improved by Anthony Noll into the technology we refer to as the Biomass Recovery Process.  The process separates curbside MSW into organic and inorganic materials using a patented and proprietary process that involves a unique combination of steam, pressure and agitation.  The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave.  In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:

●
Cellulosic biomass, a decontaminated, homogeneous feedstock that we expect will represent approximately 50 to 60 percent of the incoming MSW and will be suitable for conversion to multiple energy or chemical products, and

●
Separated recyclables (steel cans and other ferrous materials, aluminum cans, plastics, and glass), which we expect will represent about 25 percent of the MSW input and are sorted and can be sold to recyclers.

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 25 percent of the MSW input.  We do not expect to be able to recover any value in this residual waste. We will be required to deliver this waste to landfills and incur the tipping fees expense.

The process is currently working in a commercial plant operated by a Third-Party Operator in Coffs Harbor, Australia and has been in operation for over six years. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:

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

If we are able to continue to develop our business and pursue opportunities, we may incur research and development costs. We incurred no costs in 2014 and 2013 for research and development.

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

Energy/Chemicals

We expect the primary product we will sell will be biomass from our Biomass Recovery Process to be used for conversion to energy or chemical products. We believe our potential biomass product can be used in multiple varieties of energy production systems. We expect the uses for our biomass product to potentially expand as new energy production technologies are developed.

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

Sources and Availability of Raw Materials

We believe the emergence of technologies to convert MSW to energy or chemicals is opening new opportunities.  What was once perhaps the greatest sanitation and health challenge for communities may eventually become an economic and environmental asset.  Instead of adding to landfills already nearing capacity limits, converting MSW into biomass may provide one of the building blocks to a more sustainable energy future.

Americans produce more than 250 million tons of MSW annually.  About 35% of this waste is currently recovered and recycled.  We estimate that approximately up to an additional 45-50% could potentially be recovered.  As various waste processing technologies are refined, competition for this future resource will likely intensify.  As a result, it will be important for us to attempt to lock up as much of it as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

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

ITEM 1A.    Risk Factors

You should carefully consider the following risk factors and other information contained in this annual report on Form 10-K when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations and prospects.

Risks Related to Our Business

We need to obtain significant additional capital to fund our current and planned operations and complete the implementation of our business plan, and the failure to secure additional capital will prevent us from commercializing our technology and executing our plan of operation.

We have a history of losses and working capital deficits. We do not currently have enough cash or other liquid assets to fund our proposed business operations, although to date we have been able to fund our basic corporate obligations. If we are not able to obtain additional financing in the immediate future, we will be required to further delay our development until such financing becomes available and may be required to cease operations. In order to fund the development of our business plan, we will be required to identify and execute upon some form of outside funding, such as to:

●	obtain additional debt or equity financing,
●	secure significant government grants, and/or
●	enter into a strategic alliance with a larger energy or chemical company to provide funding.

The amount of funding needed to complete the development and implementation of our business plan will be very substantial and may be in excess of the amount of funding we may be able to obtain. We are continuing to attempt to identify the sources for additional financing that we will require, but currently do not have binding commitments from any third parties to provide this financing. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, acceptance of our business plan, the quality of our biomass and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. For these reasons sufficient funding, whether on terms acceptable to us or not, may not be available. If we are unable to obtain sufficient financing on a timely basis, the development of our technology, facilities and/or products will be further delayed and we could be forced to limit or terminate our operations altogether. Further, any additional funding that we obtain in the form of equity will reduce the percentage ownership held by our existing stockholders.

We have no operating experience and may not be able to implement our business plan.

As a company in the development stage, there is no material operating history upon which to evaluate our business and prospects. We do not expect to commence any significant operations until we test and refine information from a commercial plant for biomass production and/or develop or license an operating facility. As a result, we expect to sustain losses without corresponding revenues, which could result in the Company incurring a net operating loss that will increase continuously for the foreseeable future. We cannot provide any assurance that we will be profitable in any given period or at all.

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

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2014, expressed a qualification about our ability to continue as a going concern. This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

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

We currently have two full-time employees, our Chief Executive Officer and Chief Financial Officer. If we are able to implement our business plan, part of our success is expected to depend on our ability to recruit senior management and other key technology development, construction and operations employees. Especially given our lack of financial resources, we cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.

We incur significant costs as a result of being a public company.

As a public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities are more time-consuming. These costs and obligations divert resources from developing and furthering our business plan and operations. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as a public company, we are required to adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring significant additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The Company has incurred significant indebtedness and has various obligations to satisfy or repay that indebtedness.

The Company has issued various forms of debt instruments to raise capital and certain of these obligations have matured and are due. The Company has obligations to repay or otherwise satisfy its debt obligations. This indebtedness could limit the Company’s ability to incur additional indebtedness for capital raising purposes, securing a line of credit, or otherwise. A significant portion of the Company’s resources may need to be dedicated to the repayment of such indebtedness which would reduce the amount of funds available for other corporate purposes. The Company’s ability to meet its expected debt obligations and reduce its indebtedness will be dependent upon the Company’s future performance, which will be subject to the success of its business strategy, general economic conditions, and other factors affecting the Company’s operations, many of which are beyond the Company’s control.

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

Risks Related to our Industry

As a small company with minimal financial resources, we are at a competitive disadvantage to our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

The alternative energy and waste hauling/landfill industries in the United States are highly competitive and continually evolving as participants strive to distinguish themselves. Competition is likely to continue to increase with the emergence and commercialization of new alternative energy technologies. Even if we are successful in implementing our business plan, we may not be able to compete within these industries. Moreover, the success of alternative energy generation technologies may cause larger, conventional energy companies with substantial financial resources to enter the alternative energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned to develop and exploit new technologies. Our inability to respond effectively to our competition could result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.

Our success may be dependent on continued high energy prices.

Prices for energy can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. Worldwide energy prices are subject to a myriad of factors almost all of which are completely beyond our ability to control. Frequently, unforeseen events can have a dramatic impact on the price paid for energy. If the prices for more traditional sources of energy remain relatively low, such a pricing environment could cause our business model to be unviable and our technology worthless.

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

Energy policy in the United States is subject to ongoing change. Over the last few decades, the United States Congress has passed separate major pieces of legislation addressing energy policy and related regulations.  We anticipate that energy policy will continue to be a very important legislative priority on a national, state and local level. As energy policy continues to evolve, the existing rules and regulations that benefit our industry may change. It is difficult, if not impossible, to predict changes in energy policy that could occur on a federal, state or local level in the future. The elimination of or a change in any of the current rules and regulations could create a regulatory environment that prevents us from developing a commercially viable or profitable business.

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

As a consequence, our stock price may not reflect an actual or perceived value.  Also, there are periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2014, we had 86,138,413 shares of our common stock outstanding. We also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 48.5 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase approximately 17.3 million shares of our common stock.  An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

We currently occupy 1,800 square feet of office space in St. Louis, Missouri. The initial term of the lease has expired, however, the lease can be extended for two year periods at expiring terms and conditions (current term ends December 2016). The monthly lease payment is $1,800, plus utilities. We took possession of the leased space in January, 2008.

ITEM 3.     Legal Proceedings

None

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low bid prices per share of the Company’s common stock (“Common Stock”) as transacted on the OTC Market:

	Price Range of Common Stock
Year Ended December 31, 2012
First Quarter	$0.05	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.04	$0.01

Year Ended December 31, 2013
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.01

Year Ended December 31, 2014
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

On March 17, 2015, the closing price of our Common Stock, as quoted on the OTCQB, was $0.03 per share. As of March 17, 2015, we had approximately 125 stockholders of record.

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

Recent Sales of Unregistered Securities

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2014, the Company raised a total of $453,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In January 2014, the Company issued 500,000 shares of restricted Common Stock to GWS Environmental Consultants in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

In April 2014, the Company issued to certain Board members and management an aggregate of 4,250,000 shares of restricted Common Stock. Such shares were issued in consideration of services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

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

As a result of the limited operating history of our company, prior years’ financial statements provide little information and virtually no guidance as to our future performance (except to the extent we continue to incur net losses). In order to finance our business beyond this stage, we will be required to raise additional capital or identify another source of outside funding. All of our potential developments/projects will require a significant amount of capital. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations. Management hopes to secure additional funds through equity or debt financing, government grants, or project financings, until such time as the Company begins to generate revenue and the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail and our common stock may become worthless.

Overview

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described previously in Item 1 of this report – Plan of Operations.

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2014 compared to the year ended December 31, 2013

	Years ended December 31,
	2014	2013	Change	% Change
Costs and expenses:
General and administrative	$425,842	$385,719	$40,123	10%
Professional fees	92,661	100,191	(7,530)	-8%
	518,503	485,910	32,593

Other expense (income):
Interest	196,432	178,872	17,560	10%
Interest income	(3,076)	(8,098)	5,022	-62%

Net loss applicable to common stockholders	$711,859	$656,684	$55,175	8%

Costs and expenses:

General and administrative – The increase in 2014 is due primarily to $34,000 related to stock grants and an increase in travel of $10,000 offset by a decrease of $4,000 in all other expenses.

Professional Fees – The decrease in 2014 is due primarily to a decrease of $20,000 in legal fees offset by an increase of $11,000 in consulting fees.

Other expense (income):

Interest expense – The increase in 2014 is due to increased interest expense on our convertible notes due to the addition of a new note in 2014 and a full year of interest on notes issued in 2013.

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

Other expense (income):

Interest expense – The increase in 2013 is due to increased interest expense on our convertible notes due to the addition of new notes in 2013 and a full year of interest on notes issued in 2012.

The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Interest – interest on convertible notes.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 23, 2015, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2014 and (ii) $503,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of March 23, 2015, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2014, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

We are attempting to identify one or more potential sources of additional financing, such as through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. The Company will continue to explore and if identified, evaluate financing alternatives and/or other transactions, including potentially retaining a financial advisor. However, we may not be successful in securing additional financing. If we are not able to obtain additional financing in the immediate future, we will be required to further delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

Each note holder retains the option of cash repayment of the note plus interest, or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12 and 2/14 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2014, we had $224,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and as of December 31, 2014, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2014, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2014, had raised a total of $583,510 of investment proceeds and had $583,510 face value of notes outstanding. As of December 31, 2014, $483,510 of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of December 31, 2014, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

CMS Acquisition, LLC Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2014, $77,696 face value of this note is outstanding.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2014	2013	2012
Noteholders, 11/10 Offering	$0.30	798,649	1,628,126	6,926,367
Noteholders, 5/12 Offering	$0.35	571,428	1,667,170	1,095,742
Investors in Subscription Agrements (a)	$0.15	13,605,000	6,180,000	-
CMS Acquistion LLC	$0.05	2,300,000	2,150,000	2,000,000
Vertex Energy, Inc. (b)	$0.11	-	1,800,000	1,800,000
Vertex Energy, Inc. (b)	$0.10	-	500,000	500,000
		17,275,077	13,925,296	12,322,109

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement.
(b) These warrants expired on October 22, 2014.

Summary of Cash Flow Activity
	For the Years Ended December 31,
	2014	2013	2012
Net cash used by operating activities	$(350,202)	$(462,947)	$(373,285)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	349,961	405,169	431,466

Net cash used by operating activities

During 2014, 2013 and 2012, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

During 2014, cash provided by financing activities was primarily from the continuance of our Equity Offering and the issuance of a Convertible Note combining for a total of $347,500. During 2013, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes and Equity Offering combining for a total of $406,000. During 2012, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes for $435,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2014. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,293,000	$3,293,000	$-	$-	$-
CMS Acquition Note (2)	107,000	107,000	-	-	-
Operating Lease (3)	43,000	43,000	-	-	-
Total contractual obligations	$3,443,000	$3,443,000	$-	$-	$-

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
(2) Amount represents the value of principal and interest, is secured by a security interest in the PSC Patent, and is due
September 17, 2016. This note has been assigned to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.
(3) The lease for our office space has expired and can be extended for two year periods at expiring terms and conditions.

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2014. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

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

As of and during the year ended December 31, 2014 and 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the amount of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue.

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

ITEM 7A.                            Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.                            Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

MILHOUSE & NEAL, LLP
Certified Public Accountants
Maryland Heights, Missouri

March 18, 2015

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$162	$403
Prepaids and other current assets	38,390	41,451
	38,552	41,854

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,207,802	$2,211,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$391,997	$398,651
Accrued interest	555,189	380,817
Accrued payroll and professional fees	1,093,240	960,293
Notes payable, net	2,846,947	2,666,948
Total Current Liabilities	4,887,373	4,406,709

Notes Payable - Long-Term	-	100,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
86,138,413 and 78,546,647 shares issued and outstanding at
December 31, 2014 and 2013, respectively	86,138	78,547
Additional paid-in capital	7,089,664	6,781,286
Notes receivable - restricted common stock	(140,027)	(151,951)
Accumulated deficit	(9,715,346)	(9,003,487)
Total Stockholders' Equity (Deficit)	(2,679,571)	(2,295,605)
Total Liabilities and Stockholders' Equity (Deficit)	$2,207,802	$2,211,104

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
Costs and expenses:
General and administrative	$425,842	$385,719	$376,120
Professional fees	92,661	100,191	160,239
Research and development	-	-	120,000
	518,503	485,910	656,359

Other expense (income):
Interest	196,432	178,872	147,700
Interest income	(3,076)	(8,098)	(968)
	193,356	170,774	146,732

Income tax benefit	-	-	-

Net loss	$711,859	$656,684	$803,091

Basic and diluted net loss per common share	$0.01	$0.01	$0.01
Weighted average common shares outstanding	83,492,089	73,824,980	71,850,985

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Notes Rec -
			Additional	restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	deficit
Balances at December 31, 2011	69,760,667	$69,761	$6,366,823	$(159,385)	$(7,543,712)
Conversion of Convertible Note in January at $0.06/share	83,333	83	4,917	-	-
Conversion of Convertible Notes in April at $0.06/share	2,564,055	2,564	151,279	-	-
Issuance of restricted shares in April at $0.06/share for
certain accounts payable	78,592	79	4,637	-	-
Issuance of restricted shares to Director in June at $0.04/share	150,000	150	5,850	(6,000)	-
Expiration of Note Receivable in August at $0.15/share	(150,000)	(150)	(22,350)	30,021	-
Interest on Notes Receivable	-	-	-	(8,489)	-
Stock-based compensation	-	-	15,720	-	-
Net loss	-	-	-	-	(803,091)
Balances at December 31, 2012	72,486,647	72,487	6,526,876	(143,853)	(8,346,803)
Issuance of restricted shares to investors in August through
December at $0.10 per share	2,060,000	2,060	203,940	-	-
Issuance of shares released from escrow in Nov. at $0.012/share	4,000,000	4,000	44,000	-	-
Interest on Notes Receivable	-	-	-	(8,098)	-
Stock-based compensation	-	-	6,470	-	-
Net loss	-	-	-	-	(656,684)
Balances at December 31, 2013	78,546,647	78,547	6,781,286	(151,951)	(9,003,487)
Issuance of restricted shares to consultant in Jan. at $0.012/share	500,000	500	5,500	-	-
Issuance of restricted shares to investors during year at $0.10/share	2,475,000	2,475	245,025	-	-
Issuance of restricted shares to certain board members and an
employee in April at $0.008/share	4,250,000	4,250	29,750	-	-
Expiration of Note Receivable in September at $0.10/share	(150,000)	(150)	(14,850)	20,054	-
Conversion of Convertible Note in October at $0.08/share	516,766	516	40,825
Interest on Notes Receivable	-	-	-	(8,130)	-
Stock-based compensation	-	-	2,128	-	-
Net loss	-	-	-	-	(711,859)
Balances at December 31, 2014	86,138,413	$86,138	$7,089,664	$(140,027)	$(9,715,346)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
Operating Activities	2014	2013	2012
Net loss applicable to common stockholders	$(711,859)	$(656,684)	$(803,091)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Depreciation	-	-	4,783
Interest income	(3,076)	(8,098)	(968)
Share-based compensation expense	2,128	6,470	15,720
Issuance of restricted common stock	40,000	-	-
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	600	(4,600)	8,334
Accounts payable	(6,654)	(32,801)	65,758
Other assets and other liabilities	195,712	178,129	146,950
Accrued liabilities	132,947	54,637	189,229
Net cash used by operating activities	(350,202)	(462,947)	(373,285)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	2,461	169	(3,755)
Issuance of Convertible Notes Payable	100,000	200,000	435,221
Payments on Notes Payable	-	(1,000)	-
Sale of common stock	247,500	206,000	-
Net cash provided by financing activities	349,961	405,169	431,466
Net (decrease) increase in cash and cash equivalents	(241)	(57,778)	58,181
Cash and cash equivalents at beginning of period	403	58,181	-
Cash and cash equivalents at end of period	$162	$403	$58,181

Supplemental disclosure of cash flow information:
Cash paid for interest	$721	$744	$751

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$40,000	$-	$-
Common stock issued for convertible notes converted	$41,341	$-	$155,551
Common stock released from escrow for acquistion of Biomass	$-	$48,000	$-

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

The Company is in its’ development stage and has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation and trial purchases. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company is also working towards licensing and/or developing potential commercial projects. These projects plan to focus on cleaning and separating municipal solid waste (also referred to as MSW) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum).

The Company has no operating history as a producer of biomass or energy sources and has not constructed any plants to date. We have no revenues and will be required to secure outside funding in order to execute our business plan and commercialize our products. Our current cash is not sufficient to fund our current operations. Our liabilities are substantially greater than our current available funds and current assets. Although we continue to seek additional financing through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies, we have not had recent success securing meaningful amounts of financing. The Company will require substantial additional financing to implement its business plan and it may be unable to obtain the capital required to do so. If we are not able to immediately and successfully raise additional capital and/or achieve profitability or positive cash flow, we may not be able to continue operations.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2011-2014.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

Convertible Notes Payable and Warrants – The Company has issued various Convertible Promissory Notes (the “Notes”). These Notes may be converted at the option of the note holder into shares of the Company’s common stock. Additionally, some of these Notes carry warrants for shares of the Company’s common stock. These Notes have been recorded as debt (notes payable) in the financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the year ended December 31, 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the amount of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue. The Company issued shares in 2014 and 2015 as detailed further in Notes 10 and 13.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2014, 2013 and 2012, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 78 million, 71 million and 68 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted. The Company has elected to early adopt this ASU for the annual period ended December 31, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	Dec 31, 2014	Dec 31, 2013
Computers	$-	$5,503
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	34,499	40,002
Accumulated Depreciation	(34,499)	(40,002)
Total	$-	$-

For the years ended December 31, 2014 and 2013, we had no depreciation expense.

Note 5 – Patent

The Company owns US Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008 pursuant to a Patent Purchase Agreement (“Agreement”) with World Waste Technologies, Inc. (“WWT”).  As part of the acquisition of the PSC Patent, we also became the licensor of such technology under the existing license agreement between Bio-Products International, Inc., the licensee (“Bio-Products”) and WWT. The Company has paid WWT $600,000 and issued warrants to purchase 1,800,000 shares of Common Stock at $0.10 per share and 500,000 shares of Common Stock at $0.11 per share. WWT assigned all of its rights, title and interest in the note, warrants, security agreement and purchase agreement to Vertex Energy, Inc. (“Vertex”) as a result of a merger in March 2009. The warrants had an exercisable term of five years which expired on October 22, 2014. The cost of the PSC Patent acquisition of $600,000 is recorded as a long-term asset on the Balance Sheet.

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 17, 2015, which extended the due date to September 17, 2016. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.

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

Note 7 – Debt

	Dec 31, 2014	Dec 31, 2013
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $224,738 and $254,738 at December 31,
2014 and 2013, respectively, due one year from date of note, interest at 6.0%	$224,738	$254,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,861,003 and $1,851,004 at December 31,
2014 and 2013, respectively, due one year from date of note, interest at 6.0%	1,861,003	1,851,004
CMS Acquisition, LLC Note Payable, with a face value of $77,696 due on
September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with
a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a
face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	-
Total debt	2,846,947	2,766,948
Current maturities	(2,846,947)	(2,666,948)
Long-term portion, less current maturities	$-	$100,000

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

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12 and 2/14 Offerings which carried no discounts). See Subsequent Event footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of December 31, 2014, we had $224,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and, as of December 31, 2014, had raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock during 2011 and four notes were converted to shares of common stock in 2012. As of December 31, 2014, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2014, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of December 31, 2014, had raised a total of $583,510 of investment proceeds. As of December 31, 2014, $483,510 of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of December 31, 2014, had raised a total of $100,000 of investment proceeds.

CMS Acquisition, LLC Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2014, $77,696 face value of this note is outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the term of each note and all discounts became fully amortized during 2011.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2014	2013	2012
Noteholders, 11/10 Offering	$0.30	798,649	1,628,126	6,926,367
Noteholders, 5/12 Offering	$0.35	571,428	1,667,170	1,095,742
Investors in Subscription Agrements (a)	$0.15	13,605,000	6,180,000	-
CMS Acquistion LLC	$0.05	2,300,000	2,150,000	2,000,000
Vertex Energy, Inc. (b)	$0.11	-	1,800,000	1,800,000
Vertex Energy, Inc. (b)	$0.10	-	500,000	500,000
		17,275,077	13,925,296	12,322,109

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement.
(b) These warrants expired on October 22, 2014.

Note 8 - Stockholders' Equity (Deficit)

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

In June 2012, the Company issued 150,000 restricted shares of our Common Stock ($0.04 per share) to our then newly elected non-management director. The director issued a promissory note to the Company in exchange for the stock purchase similar to the restricted share grants to all other newly elected directors.

In August 2012, a note receivable from a former director matured and was not paid. The note was originally issued in August 2007 to purchase shares of our common stock. As a result, 150,000 shares of restricted stock, issued at $0.15 per share were forfeited and cancelled.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2014, the Company issued 4,535,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $453,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

In October 2014, the Company issued 516,766 shares of Common Stock ($0.08 per share) to an investor upon the conversion of a Convertible Note.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2014, all amounts have been paid to FEI except for approximately $51,000.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our board of directors is a partner of SSH. We no longer use SSH as legal counsel. As of December 31, 2014, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of December 31, 2014 and 2013, the aggregate balances of advances totaled approximately $31,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of December 31, 2014 and 2013, the aggregate amount due on these investments, including interest, is approximately $557,000 and $426,000, respectively.

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

The Company issued grants of restricted Common Stock: (i) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, and (ii) in April 2014, to certain Board members and management for 4,250,000 shares in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants was $34,000 and is included in our general and administrative expense for 2014. The Company issued no similar grants in 2013.

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

The estimated fair value of stock option grants is computed using the binomial option-pricing model. Generally, expected volatility is based on historical periods commensurate with contractual term of options. However, since we have no history of stock price volatility as a public company at the time of the grants, we calculated volatility by considering historical volatilities of public companies in our industry. Due to the short history of our industry, the historical period used in our calculations is shorter than the contractual term of the options. The fair value for options granted was determined at the date of grant. The following assumptions were used for options granted in the corresponding year (no options were issued in 2014).

	For the years ended December 31,
	2013	2012
Risk-free interest rate	.77%-1.44%	.63%-.92%
Dividend yield	0%	0%
Volatility	15.46%-16.49%	16.49%
Expected term (years)	3.64 - 4.50	5.0
Weighted-average Fair Value	$0.00	$0.00

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The following table presents the components of share-based compensation recorded as general and administrative expense (no new option grants were made in 2014 – expense in 2014 relates to option grants made in prior years).

	For the Year Ended December 31,
	2014	2013	2012
Pre-tax compensation expense:
Stock options	$2,128	$6,470	$15,720
Warrants	-	-	-
Total expense	2,128	6,470	15,720
Tax benefit, net	-	-	-
After-tax compensation expense	$2,128	$6,470	$15,720

Related to all grants, the Company currently has no compensation expense for stock options for 2015. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $312,000 at December 31, 2014. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2014, there was no unrecognized compensation cost related to all share-based payment arrangements. There are 666,667 options granted that are not yet vested as of December 31, 2014. These options have a weighted average exercise price of $0.10.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2014, is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2011	9,822,000	$0.11	(1)
Granted	540,000	0.04
Forfeited	(120,000)	0.07
Options outstanding at December 31, 2012	10,242,000	0.11	(1)
Granted	2,000,000	0.06
Forfeited	(295,000)	0.09
Options outstanding at December 31, 2013	11,947,000	0.10	(1)
Granted	-	-
Forfeited	-	-
Options outstanding at December 31, 2014	11,947,000	0.10	(1)

Options exercisable at December 31, 2014	11,280,333	$0.10	(1)

(1) The weighted-average exercise price at December 31, 2014, 2013 and 2012 for all options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock for the three years ended December 31, 2014:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2011	1,470,000	$0.11
Granted	150,000	0.04
Forfeited	(150,000)	0.15
Balance as of December 31, 2012	1,470,000	0.10
Granted	-
Forfeited	-
Balance as of December 31, 2013	1,470,000	0.10
Granted	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2014	1,320,000	0.10
Restricted stock vested as of December 31, 2014	1,320,000	0.10

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

The Company incurred no income taxes for the years ended December 31, 2014, 2013 and 2012.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2014, 2013 and 2012 is approximately $278,000, $256,000 and $305,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2014, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2031	51,000
2032	52,000
2033	52,000
$1,947,000

This NOL results in a net deferred tax asset of approximately $790,000 for which the Company has recorded a full valuation allowance. The NOL carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382. Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2014	2013
Start-up costs	$930,000	$828,000
Net operating loss carryforward	790,000	770,000
Accrual to cash conversion	1,487,000	1,332,000
Share-based compensation related to stock options	312,000	311,000
Other	6,000	6,000
Total	3,525,000	3,247,000
Valuation allowance	(3,525,000)	(3,247,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Contingencies
The Company currently has no open litigation or claims.

Commitments
Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired and can be extended for two year periods at expiring terms and conditions (current term ends December 2016). Our monthly rent under the lease is $1,800 plus the cost of utilities.

Note 13 – Subsequent Events

All of the promissory notes in our 2009 Offering and certain notes in our 11/10 and 5/12 Offerings are now due. As of March 23, 2015, approximately $3.0 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 23, 2015, the Company has issued 5,035,000 restricted shares of our Common Stock in exchange for $503,500 in investment in this offering.

In January 2015, the Board approved a grant to management for 500,000 shares of restricted Common Stock. The Board granted this award in recognition of the efforts of the recipient towards the furtherance and implementation of the Company’s strategic plan and to induce the recipient to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grant was in the best interest of the Company and its stockholders.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:
	For the quarters ended 2014:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$96,156	$135,401	$102,081	$92,204
Professional fees	32,705	23,576	21,080	15,300
	128,861	158,977	123,161	107,504
Other expense (income):
Interest	46,738	49,158	50,444	50,092
Other (income) expense	(2,083)	(2,114)	3,002	(1,881)

Net loss applicable to common stockholders	$173,516	$206,021	$176,607	$155,715

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2013:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$92,974	$98,612	$99,600	$94,533
Professional fees	27,333	28,790	23,275	20,793
	120,307	127,402	122,875	115,326
Other expense (income):
Interest	41,498	44,180	46,594	46,600
Other (income) expense	(1,970)	(1,998)	(2,033)	(2,097)

Net loss applicable to common stockholders	$159,835	$169,584	$167,436	$159,829

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures – We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at December 31, 2014. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2014, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Class III Directors:  Terms expiring in 2016
Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	56	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007
James E. Russell	82	Mr. Russell served over 25 years as Senior Vice President for Corporate Development at Science Applications International Corporation (SAIC). From 2004 to present, he serves or has served as a consultant to SAIC as well as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics.	2012

Class I Director: Terms expiring in 2017
Name	Age	Principal Occupation	Service as Director Since
Paul Simon, Jr.	56	Mr. Simon is a licensed attorney practicing in St. Louis, Mo. and has been a partner in the firm, Sauerwein Simon & Hein, P.C. since 2006. Prior to that time, he was a partner with the firm Helfrey, Simon and Jones, P.C. from 1991 until 2006. Mr. Simon is a graduate of the University of Missouri where he received his BS in Business Administration and St. Louis University School of Law where he received his J.D.	2007
Class II Director:  Terms expiring in 2015
Name	Age	Principal Occupation	Service as Director Since
David Bransby, PhD	63	Dr. Bransby is a Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he has taught and conducted research since 1987. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009
Name	Age	Non-Directors: Principal Occupation	Service as Officer Since
Thomas Jennewein	51	Mr. Jennewein is currently the Chief Financial Officer of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005	2007

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

Code of Ethics

All directors, officers and employees of the Company, including our Chief Executive Officer and Chief Financial Officer, are required to comply with the Company’s Code of Ethics to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Ethics covers all areas of business conduct, including employment policies and practices, conflict of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Ethics. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters. The Company’s Code of Ethics was filed as Exhibit 14 in its December 31, 2007 Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2008 and can be obtained free of charge by written request to the attention of the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130 or by telephone at (314) 802-8670. Any changes to or amendments of the Code of Ethics will be filed as a future exhibit in our filings with the Securities and Exchange Commission.

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

Nomination of Directors

The Board of Directors does not currently have a standing Nominating Committee or a charter or a similar policy in place regarding the nominating process and, as a result, the Board of Directors as a whole performs the functions of a nominating committee and directs and oversees the process by which individuals may be nominated to our Board of Directors. The Company does not believe that given the small size of the Company that designating a separate nominating committee is necessary, and that the Board of Directors as a whole is the appropriate body to oversee the nomination of directors. The Board of Directors will give appropriate consideration to written recommendations from stockholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the independent members of the Board of Directors to properly evaluate each nominee’s qualifications to serve as a director. Nominations must be addressed to the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130. The Board of Directors may also conduct their own search for potential candidates that may include candidates identified directly by a variety of means as deemed appropriate by the independent directors.

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2014.

Name and Principal Position(s) (2)	Year	Salary		Option Awards(1)	Total
Edward P. Hennessey, President and CEO	2013	$100,000		$4,825	$104,825
	2014	$93,500		$1,587	$95,087
Thomas Jennewein, Chief Financial Officer	2013	$75,000		$1,645	$76,645
	2014	$56,500	(3)	$541	$57,041
(1)
The assumptions made when calculating the amounts in this column are found in footnote 10 to the Consolidated Financial Statements included in this report. The amounts represent the accounting cost in accordance with FASB ASC Topic 718 that the Company recorded in its Statements of Operations in each year.

(2)
In September 2013, we added, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering consulting firm on a full-time basis and assist our company as needed. Neither receive salary but each receive stock options (the cost of these options is $-0- based on the same calculations and assumptions in (1) above).

(3)	Salary for 2014 includes a restricted stock grant of common stock valued at $6,000.

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

Our current executive officers entered into three-year employment agreements with the Company effective as of August 31, 2007 that provide for, among other things, the base salary, if any, of such executive officer’s compensation package. These employment contracts permit us to increase, but not decrease, base salaries within the contract term. The contracts expired on August 31, 2010 and by their terms, automatically renew for additional one-year periods, unless terminated by either the Company or the employee. All such agreements are currently in effect.

Elements of our Executive Compensation Program

Our executive officer program consists of three basic elements: base salary, annual incentive bonus, and long-term incentive compensation. Currently our executive officers whose compensation is reported in the Summary Compensation Table are paid their approved salaries as cash is available and have not been paid any bonus. Subject to our ability to identify and execute on an outside funding source, we expect in the future we will begin paying the Named Executive Officers salary and bonuses consistent with their position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:

Base Salary - In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Mr. Hennessey and $120,000 for Mr. Jennewein. Salaries are currently paid based on cash availability and therefore neither Mr. Hennessey or Mr. Jennewein was paid his full salary in 2014 or 2013. Salary that is not paid is accrued in our financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses - None of our executive officers were paid a bonus in 2014 or 2013. We do not currently have any bonus plan for executive officers.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2014 compensation paid to our executive officers is fully deductible.

Outstanding Equity Awards at Fiscal Year-End - The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2014. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2014, which was $0.03.

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested
Edward P. Hennessey	8/31/2007	2,250,000	-	$0.15	8/31/2021		$-
	12/4/2008	1,200,000	-	$0.15	12/4/2015		$-
	8/25/2011	2,200,000	-	$0.055	8/25/2018		$-
Thomas G. Jennewein	8/31/2007	800,000	-	$0.15	8/31/2021		$-
	12/4/2008	400,000	-	$0.36	12/4/2015		$-
	7/6/2010	162,000	-	$0.07	7/6/2017		$-
	1/4/2011	750,000	-	$0.05	1/4/2018		$-
	8/25/2011	750,000	-	$0.055	8/25/2018		$-
	3/12/2013	750,000	-	$0.02	3/12/2020		$-

(1) The options shown in this column are nonvested as of December 31, 2014

Option Exercises and Stock Vested
	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	2,200,000	$-	(2)
Thomas G. Jennewein	-	$-	266,667	$200,000		60,000	(3)	$-
	-	$-	533,333	$-	(2)
	-	$-	400,000	$-	(2)
	-	$-	162,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	750,000	$-	(2)	750,000	(4)	$6,000

(1) Values reflect the market value of our common stock as of the vesting dates. These prices ranged from $0.02 to $0.36.
(2) The price of our common stock on these vesting dates was less than or equal to the exercise price of the options.
(3) Award was granted and vested on December 4, 2008. Each officer issued a promissory note with a $0.36 exercise price.
(4) Award was granted and vested on April 17, 2014.

Pension Benefits - None of our Named Executive Officers are covered by a defined benefit pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation - We do not have any nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control - Each of the employment agreements with our Named Executive Officers was entered into for an initial term of employment that commenced as of August 31, 2007 and expired on August 31, 2010. By their terms, the employment agreements automatically renew for additional one-year periods, unless terminated by either the Company or the employee. All such agreements are currently in effect.

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

If employment is terminated for any of the reasons set forth above, the Named Executive Officers discussed above will only receive their base salary accrued but unpaid as of the date of the termination. If employment is terminated for any reason other than those set forth above and those subsequent to a change in control of the Company, as discussed below, the Officers will receive one year of base salary. Additionally, all of Mr. Hennessey’s and Mr. Jennewein’s stock options will vest in full.

If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date on which he was terminated.

Director Compensation - For the year ending December 31, 2014, the following table summarizes compensation for members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (1)	compensation	Total
Paul Simon, Jr., Director	$-	$12,000	$-	$-	$12,000
David Bransby, Director	-	4,000	-	-	4,000
James Russell, Director	-	12,000	-	-	12,000
(1) As of December 31, 2014, the following number of options were outstanding for each Director:
Simon and Bransby - 130,000 options each, 100% vested; Russell - 40,000 options, 100% vested.

Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of common stock upon joining as a director of the Company. In 2014, the Company’s non-employee directors at that time, received compensation in the aggregate of 3,500,000 restricted shares of the Company’s common stock. The Company’s non-employee directors received no fees or other compensation as a board or committee member in 2014.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2014 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1) 848 Pennsylvania Ave., Apt. A University City, MO 63130	7,443,275	8.6%
SRS Legacy Trust(2) 147 N. Meramec, Suite 200 Clayton, MO 63105	6,972,214	8.1%
W.L. Meyer Legacy Trust 15415 Clayton Rd. Ballwin, MO 63011	4,955,553	5.8%
(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
(2)
SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary.  Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and Paul Simon, Jr., one of our directors, has sole dispositive power with respect to these shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2014, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.  Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr.	13,153,275	(1)	14.3%
Thomas Jennewein	4,422,000	(2)	4.9%
James Russell	2,690,000	(2)	3.1%
Paul Simon, Jr.	2,007,935	(2)	2.3%
David Bransby	930,000	(2)	1.1%
Total owned by all Executive Officers and Directors	23,203,210		25.7%

(1)
Includes the shares described in (1) to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	13,267,000	$0.10	733,000

Equity compensation plans not approved by security holders	-	-	-

Totals	13,267,000		733,000

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

Paul Simon, Jr., a director of the Company, is a member of the law firm Sauerwein, Simon & Hein, P.C., which had provided legal services to the Company through 2009. No services have been provided since. The Company currently owes Sauerwein, Simon & Hein, P.C. approximately $90,000.

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2014, the balance of advances were approximately $11,000 and $20,000, respectively.

Two members of our Board of Directors, James Russell and David Bransby are parties to investments in our Convertible Note offerings – approximately $557,000 in the aggregate, including principal and interest, as of December 31, 2014. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2014, all amounts have been paid to FEI except for approximately $51,000.

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

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2014	2013
Audit Fees (1)	$13,000	$11,800
Audit-Related Fees	-	-
Tax Fees (2)	2,000	2,000
All Other Fees	-	-
Total Fees	$15,000	$13,800

(1) Includes annual financial statement audit. (2) Includes fees for the preparation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with in 2014 and 2013.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

10.24
Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.28 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2011).

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

10.32
Amendment No. 10 dated March 21, 2014 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.32 of the Registrant’s annual report on Form 10-K filed on March 21, 2014).

10.33	Memorandum of Understanding between Cleantech Biofuels, Inc., James Avenue LLC, 25 Van Keuren LLC, and Joseph Smentkowski, Inc. dated October 13, 2014.
10.34	Amendment No. 11 dated March 17, 2015 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the SecuritiesExchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the SecuritiesExchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc. (registrant)

March 23, 2015	By:	/s/ Edward P. Hennessey, J
Edward P. Hennessey, Jr.
Chief Executive Officer

March 23, 2015	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2015	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 23, 2015	/s/ Thomas G. Jennewein
Thomas G. Jennewein,
Chief Financial Officer (principal financial and accounting officer)

March 23, 2015	/s/ James Russell
James Russell,
Director

March 23, 2015	/s/ David Bransby
David Bransby
Director

March 23, 2015	/s/ Paul Simon, Jr.
Paul Simon, Jr.,
Director

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.24
Amendment No. 5 dated March 27, 2012 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.28 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2011).

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

10.32
Amendment No. 10 dated March 21, 2014 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.32 of the Registrant’s annual report on Form 10-K filed on March 21, 2014).

10.33	Memorandum of Understanding between Cleantech Biofuels, Inc., James Avenue LLC, 25 Van Keuren LLC, and Joseph Smentkowski, Inc. dated October 13, 2014.
10.34	Amendment No. 11 dated March 17, 2015 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.
14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.