Form 10-Q
period 2015-03-31
CleanTech Biofuels, Inc.
filed 2015-05-06
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2015, 86,988,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,353	$162
Prepaids and other current assets	39,247	38,390
	40,600	38,552

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,209,850	$2,207,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$395,675	$391,997
Accrued interest	604,499	555,189
Accrued payroll and professional fees	1,165,084	1,093,240
Notes payable, net	2,769,251	2,846,947
Total Current Liabilities	4,934,509	4,887,373

Note Payable - Long-Term	77,696	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
86,988,413 and 86,138,413 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	86,988	86,138
Additional paid-in capital	7,129,014	7,089,664
Notes receivable - restricted common stock	(121,686)	(140,027)
Accumulated deficit	(9,896,671)	(9,715,346)
Total Stockholders' Equity (Deficit)	(2,802,355)	(2,679,571)
Total Liabilities and Stockholders' Equity (Deficit)	$2,209,850	$2,207,802

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
Costs and expenses:	2015	2014
General and administrative	$100,418	$96,156
Professional fees	28,082	32,705
Operating Loss	128,500	128,861

Other expense (income):
Interest expense	49,484	46,738
Interest income, net of accrued interest written-off	3,341	(2,083)
	52,825	44,655

Income tax benefit	-	-

Net loss	$181,325	$173,516

Basic and diluted net loss per common share	**	**
Weighted average common shares outstanding	86,871,746	79,046,647

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

				Notes Rec -
			Additional	restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	Deficit
Balances at December 31, 2014	86,138,413	$86,138	$7,089,664	$(140,027)	$(9,715,346)

Interest on Notes Receivable	-	-	-	(1,708)	-
Issuance of restricted shares to employee at $0.01 per share	500,000	500	4,700	-	-
Issuance of restricted shares to investor in Feb. at $0.10/share	500,000	500	49,500
Expiration of Note Receivable in February at $0.10 per share	(150,000)	(150)	(14,850)	20,049
Net loss	-	-	-	-	(181,325)
Balances at March 31, 2015	86,988,413	$86,988	$7,129,014	$(121,686)	$(9,896,671)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31,
Operating Activities	2015	2014
Net loss applicable to common stockholders	$(181,325)	$(173,516)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	3,341	(2,083)
Share-based compensation expense	-	808
Issuance of restricted common stock	5,200	6,000
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(932)	1,696
Accounts payable	3,678	992
Other assets and other liabilities	49,310	46,491
Accrued liabilities	71,844	26,887
Net cash used by operating activities	(48,884)	(92,725)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided by Financing Activities
Advances - related parties	75	169
Issuance of Convertible Note Payable	-	100,000
Sale of common stock	50,000	-
Net cash provided by financing activities	50,075	100,169
Net increase in cash and cash equivalents	1,191	7,444
Cash and cash equivalents at beginning of period	162	403
Cash and cash equivalents at end of period	$1,353	$7,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$174	$247

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$5,200	$6,000

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2015.

Note 2 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted. The Company elected to early adopt this ASU for the annual period ended December 31, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures and will apply this ASU upon commencement of revenues.

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

Note 5 - Technology Licenses

Biomass North America Licensing, Inc.
We own an exclusive license in the United States and Canada to use the Biomass Recovery Process (See Note 3 – Mergers/Acquisitions). We have recorded a long-term asset of approximately $1.6 million for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process.

In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process and includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; and the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor.

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

Note 6 – Debt

	Mar 31, 2015	Dec 31, 2014

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $224,738, due one year from date of note, 6.0% interest	$224,738	$224,738

Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,861,003, due one year from date of note, 6.0% interest	1,861,003	1,861,003

WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696

Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510

Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Total debt	2,846,947	2,846,947
Current maturities	(2,769,251)	(2,846,947)
Long-term portion, less current maturities	$77,696	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2015, we had $224,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2015, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of March 31, 2015, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2015, all of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of March 31, 2015, had raised a total of $100,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2015, $77,696 face value of this note is outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of June 30, 2011. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	798,649	798,649
Noteholders, 5/12 Offering	$0.35	571,428	571,428
Investors in Subscription Agrements (a)	$0.15	15,105,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		18,925,077	17,275,077

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within  three years from date of Agreement.

Note 7 - Stockholders' Equity (Deficit)

In January 2014, the Company issued 500,000 restricted shares (at $0.012 per share) of our Common Stock per the consulting agreement with GWS Environmental Consultants. GWS has certain expertise and contacts in the collection, recycling, transfer, and disposal of MSW and will provide the Company consulting for a three-year period regarding these items.

In April 2014, the Board approved a grant to certain Board members and management for an aggregate of 4,250,000 shares of restricted common stock (at $0.008 per share). In January 2015, the Board approved a grant to a member of management for 500,000 shares of restricted common stock ($0.01 per share). The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined such grants were in the best interest of the Company and its stockholders.

In September 2014, a note receivable from a former director matured and was not paid. The note was originally issued in September 2009 to purchase shares of our common stock. As a result, 150,000 shares of restricted common stock, issued at $0.10 per share were forfeited and cancelled. In February 2015, a note receivable from a former director matured and was not paid. The note was originally issued in February 2010 to purchase shares of our common stock. As a result, 150,000 shares of restricted common stock, issued at $0.10 per share were forfeited and cancelled.

In October 2014, the Company issued 516,766 shares of restricted Common Stock ($0.08 per share) to an investor upon the conversion of a Convertible Note.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2015 and December 31, 2014, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 81 million and 78 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2015, all amounts have been paid to FEI except for approximately $51,000.

Two members of our current Board, James Russell and David Bransby are parties in investments made in our convertible note offerings. As of March 31, 2015 and December 31, 2014, the aggregate amount of these investments, including interest, is approximately $565,000 and $557,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our Board is a partner of SSH. We no longer use SSH as legal counsel. As of March 31, 2015, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of both March 31, 2015 and December 31, 2014, the aggregate balances of advances totaled approximately $31,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

The Company issued grants of restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, and (iii) in April 2014, to certain Board members and management for 4,250,000 shares. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended March 31, 2015 and 2014 were $5,200 and $6,000, respectively, and is included in our general and administrative expense and consulting expense, respectively.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of March 31, 2015, none of these options were cancelled or expired and 175,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2015, none of these options were cancelled or expired and 333,334 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended
	March 31, 2015	March 31, 2014
Pre-tax compensation expense:
Stock options	$-	$808
Warrants	-	-
Total expense	-	808
Tax benefit, net	-	-
After-tax compensation expense	$-	$808

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at March 31, 2015 and December 31, 2014. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2015, there was no unrecognized compensation cost related to all current share-based payment arrangements.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2014	11,947,000	$0.10	(1)
Granted	350,000	$0.10
Exercised	-
Forfeited	-
Options outstanding at March 31, 2015	12,297,000	$0.10	(1)

Options exercisable at March 31, 2015	11,455,333	$0.10	(1)

Unvested Options at March 31, 2015	841,667	$0.10	(1)

(1) The weighted-average exercise price at March 31, 2015 and December 31, 2014 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price

Balance as of December 31, 2014	1,320,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of March 31, 2015	1,170,000	0.10
Restricted stock vested as of March 31, 2015	1,170,000	0.10

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009 and 5/12 Offerings, and certain notes in our 11/10 Offering are now due. As of May 4, 2015, approximately $3.1 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 4, 2015, the Company has issued 5,035,000 restricted shares of our Common Stock in exchange for $503,500 in investment in this offering.

In February 2014, the Company commenced a convertible note payable offering (our 2/14 Offering). As of May 4, 2015, the Company has raised $100,000 of investment proceeds.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

The Company is in its’ development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011.

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a one or three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 4, 2015, the Company has issued 5,035,000 restricted shares of our Common Stock in exchange for $503,500 in investment in this offering.

All of the promissory notes in our 2009 and 5/12 Offerings, and certain notes in our 11/10 Offering are now due. As of May 4, 2015, approximately $3.1 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2015 and 2014. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended March 31,
	2015	2014	Change
General and administrative	$100,418	$96,156	$4,262
Professional fees	28,082	32,705	(4,623)
Operating loss	128,500	128,861	(361)

Other expense (income):
Interest expense	49,484	46,738	2,746
Interest income, net of accrued interest written-off	3,341	(2,083)	5,424

Net Loss	$181,325	$173,516	$7,809

General and Administrative – The increase in 2015 is due to the share value for shares of restricted common stock issued to a member of management in the first quarter of 2015 and increased travel expenses.

Professional Fees – The decrease in 2015 is due to reduced consulting fees.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in February 2010, matured in February 2015 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 4, 2015, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2014 and (ii) $503,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of May 4, 2015, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2015, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2015, we had $224,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2015, we had $1,861,003 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of March 31, 2015, approximately $1.7 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of March 31, 2015, had raised a total of $583,510 of investment proceeds. As of March 31, 2015, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of March 31, 2015, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2015, $77,696 face value of this note is outstanding.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	798,649	798,649
Noteholders, 5/12 Offering	$0.35	571,428	571,428
Investors in Subscription Agrements (a)	$0.15	15,105,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		18,925,077	17,275,077

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement.

Summary of Cash Flow Activity

	Three months ended March 31,
	2015	2014
Net cash used by operating activities	$(48,884)	$(92,725)
Net cash used by investing activities	-	-
Net cash provided by financing activities	50,075	100,169

Net cash used by operating activities

During the three months ended March 31, 2015 and 2014, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 was due to an investment in our Equity Offering. Net cash provided by financing activities for the three months ended March 31, 2014 was due to the issuance of a note payable for investment.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2015. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,340,000	$3,340,000	$-	$-	$-
WL Meyer Legacy Trust Note (2)	109,000	-	109,000	-	-
Operating Lease (3)	38,000	38,000	-	-	-
Total contractual obligations	$3,487,000	$3,378,000	$109,000	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2015.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at March 31, 2015. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2015, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2015, the Company raised a total of $503,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In January 2015, the Company issued 500,000 shares of restricted Common Stock to a member of management in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering, 11/10 Offering, and 5/12 Offering) are due. As of March 31, 2015, approximately $3.1 million (including approximately $557,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 6, 2015	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 6, 2015	By:	/s/ Thomas Jennewein
Thomas Jennewein
Chief Financial Officer
(Principal Accounting Officer)

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