Form 10-Q
period 2015-06-30
CleanTech Biofuels, Inc.
filed 2015-08-06
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 4, 2015, 87,488,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$22,604	$162
Prepaids and other current assets	38,566	38,390
	61,170	38,552

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,230,420	$2,207,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$405,865	$391,997
Accrued interest	653,567	555,189
Accrued payroll and professional fees	1,226,927	1,093,240
Notes payable, net	2,770,567	2,846,947
Total Current Liabilities	5,056,926	4,887,373

Note Payable - Long-Term	77,696	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 87,488,413 and 86,138,413 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	87,488	86,138
Additional paid-in capital	7,178,514	7,089,664
Notes receivable - restricted common stock	(123,317)	(140,027)
Accumulated deficit	(10,046,887)	(9,715,346)
Total Stockholders' Equity (Deficit)	(2,904,202)	(2,679,571)
Total Liabilities and Stockholders' Equity (Deficit)	$2,230,420	$2,207,802

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Costs and expenses:	2015	2014	2015	2014
General and administrative	$85,278	$135,401	$185,696	$231,557
Professional fees	15,990	23,576	44,072	56,281
Operating Loss	101,268	158,977	229,768	287,838

Other expense (income):
Interest expense	50,579	49,158	100,063	95,896
Interest income, net of accrued interest written-off	(1,631)	(2,114)	1,710	(4,197)
	48,948	47,044	101,773	91,699

Income tax benefit	-	-	-	-

Net loss	$150,216	$206,021	$331,541	$379,537

Basic and diluted net loss per common share	**	**	**	$0.01
Weighted average common shares outstanding	87,321,746	83,644,980	87,096,746	81,345,814

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

				Notes
			Additional	Rec -restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	Deficit
Balances at December 31, 2014	86,138,413	$86,138	$7,089,664	$(140,027)	$(9,715,346)

Interest on Notes Receivable	-	-	-	(3,339)	-
Issuance of restricted shares to employee at $0.01/share	500,000	500	4,700	-	-
Issuance of restricted shares to investors at $0.10/share	1,000,000	1,000	99,000	-	-
Expiration of Note Receivable in February at $0.10/share	(150,000)	(150)	(14,850)	20,049	-
Net loss	-	-	-	-	(331,541)
Balances at June 30, 2015	87,488,413	$87,488	$7,178,514	$(123,317)	$(10,046,887)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
Operating Activities	2015	2014
Net loss	$(331,541)	$(379,537)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	1,710	(4,197)
Share-based compensation expense	-	1,625
Issuance of restricted common stock to employees, consultants or directors	5,200	40,000
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(251)	(2,430)
Accounts payable	13,868	20,476
Other assets and other liabilities	99,694	95,375
Accrued liabilities	133,687	76,173
Net cash used by operating activities	(77,633)	(152,515)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided by Financing Activities
Advances - related parties	75	4,663
Issuance of Convertible Note Payable	-	100,000
Sale of common stock	100,000	47,500
Net cash provided by financing activities	100,075	152,163
Net increase (decrease) in cash and cash equivalents	22,442	(352)
Cash and cash equivalents at beginning of period	162	403
Cash and cash equivalents at end of period	$22,604	$51

Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$522

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$5,200	$40,000

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2015.

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

Note 6 – Debt

	June 30, 2015	Dec 31, 2014

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $224,738, due one year from date of note, 6.0% interest	$224,738	$224,738

Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,862,319 on June 30, 2015 and $1,861,003 on December 31, 2014, due one year from date of note, 6.0% interest	1,862,319	1,861,003

WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696

Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510

Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Total debt	2,848,263	2,846,947
Current maturities	(2,770,567)	(2,846,947)
Long-term portion, less current maturities	$77,696	$-

Convertible Notes Payable - Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2015, we had $224,738 face value of notes outstanding, which includes exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2015, we had $1,862,319 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2015, approximately $1.85 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2015, all of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of June 30, 2015, had raised a total of $100,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of June 30, 2015, $77,696 face value of this note is outstanding.

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

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	803,038	798,649
Noteholders, 5/12 Offering	$0.35	285,714	571,428
Investors in Subscription Agrements (a)	$0.15	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		20,143,752	17,275,077

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2015 and December 31, 2014, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 82 million and 78 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of June 30, 2015, all amounts have been paid to FEI except for approximately $51,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of June 30, 2015 and December 31, 2014, the aggregate amount of these investments, including interest, is approximately $573,000 and $557,000, respectively.

The Company had engaged the law firm of Sauerwein, Simon and Hein (“SSH”) related to various issues including our reverse merger, our SB-2 registration statement, litigation matters and general business activity. A member of our Board is a partner of SSH. We no longer use SSH as legal counsel. As of June 30, 2015, all amounts have been paid to SSH except for approximately $90,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of both June 30, 2015 and December 31, 2014, the aggregate balances of advances totaled approximately $31,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

The Company issued grants of restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, and (iii) in April 2014, to certain Board members and management for 4,250,000 shares. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the six months ended June 30, 2015 and 2014 were $5,200 and $40,000, respectively, and is included in our general and administrative expense and consulting expense, respectively.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of June 30, 2015, none of these options were cancelled or expired and 175,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of June 30, 2015, none of these options were cancelled or expired and 333,334 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pre-tax compensation expense:
Stock options	$-	$817	$-	$1,625
Warrants	-	-	-	-
Total expense	-	817	-	1,625
Tax benefit, net	-	-	-	-
After-tax compensation expense	$-	$817	$-	$1,625

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at June 30, 2015 and December 31, 2014. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of June 30, 2015, there was no unrecognized compensation cost related to all current share-based payment arrangements.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2014	11,947,000	$0.10	(1)
Granted	350,000	$0.10
Exercised	-
Forfeited	-
Options outstanding at June 30, 2015	12,297,000	$0.10	(1)

Options exercisable at June 30, 2015	11,455,333	$0.10	(1)

Unvested Options at June 30, 2015	841,667	$0.10	(1)

(1) The weighted-average exercise price at June 30, 2015 and December 31, 2014 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2014	1,320,000	0.10
Granted	-
Forfeited	(150,000)	0.10
Balance as of June 30, 2015	1,170,000	0.10
Restricted stock vested as of June 30, 2015	1,170,000	0.10

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009 and 5/12 Offerings, and certain notes in our 11/10 Offering are now due. As of August 4, 2015, approximately $3.3 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 4, 2015, the Company has issued 5,535,000 restricted shares of our Common Stock in exchange for $553,500 in investment in this offering.

Paul Simon, Jr., a member of the Board of Directors since 2007, died on July 12, 2015. The Company's Board of Directors currently consists of three members, of which two are independent under Nasdaq Rule 5605(a)(2).

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

Recent Developments

In October 2014, we entered into a nonbinding Memorandum of Understanding (“MOU”) with various parties (combined, the “Parties”) which memorializes the Parties’ intent for CleanTech to develop and operate a MSW transfer station and biomass recovery plant on land in Jersey City, NJ not owned by CleanTech. All Parties agree to work towards Definitive Agreements, as soon as reasonably practicable, including but not limited to: an escrow agreement whereby CleanTech would fund engineering and legal expenses incurred during the permitting application process, an option agreement providing CleanTech the right to purchase the permit applicant, a lease agreement for a period of not less than 20 years, including two 5 year options to extend the term of the lease to 30 years, and non-compete agreements from the parties. This MOU will terminate upon the earlier of: (i) execution of the Definitive Agreements, (ii) mutual agreement between the Parties, and (iii) 5 PM (EST) on June 29, 2015. While this MOU has expired, we continue to work towards a Definitive Agreement.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 4, 2015, the Company has issued 5,535,000 restricted shares of our Common Stock in exchange for $553,500 in investment in this offering.

All of the promissory notes in our 2009 and 5/12 Offerings, and certain notes in our 11/10 Offering are now due. As of August 4, 2015, approximately $3.3 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not affiliated with the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing to design and build a commercial biomass recovery plant to produce biomass feedstock for customer evaluation, trial purchases and/or power generation. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics).

Biomass Feedstock Production

The Company strives to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation, trial purchases and/or power generation. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company also plans to license and/or develop potential commercial projects.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2015 and 2014. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended June 30,
	2015	2014	Change
General and administrative	$85,278	$135,401	$(50,123)
Professional fees	15,990	23,576	(7,586)
Operating loss	101,268	158,977	(57,709)

Other expense (income):
Interest expense	50,579	49,158	1,421
Interest income, net of accrued interest written-off	(1,631)	(2,114)	483

Net Loss	$150,216	$206,021	$(55,805)

General and Administrative – The decrease in 2015 is due to a decrease in restricted share issuances, reduced travel expenses, and reduced insurance expense.

Professional Fees – The decrease in 2015 is due to reduced consulting fees.

	Six months ended June 30,
	2015	2014	Change
General and administrative	$185,696	$231,557	$(45,861)
Professional fees	44,072	56,281	(12,209)
Operating loss	229,768	287,838	(58,070)

Other expense (income):
Interest expense	100,063	95,896	4,167
Interest income, net of accrued interest written-off	1,710	(4,197)	5,907

Net Loss	$331,541	$379,537	$(47,996)

General and Administrative – The decrease in 2015 is due to a decrease in restricted share issuances, reduced travel expenses, less payroll taxes due to less payroll being paid and reduced insurance expense.

Professional Fees – The decrease in 2015 is due to reduced consulting fees.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable along with a full six months interest in 2015 on one note issued in February 2014.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in February 2010, matured in February 2015 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 4, 2015, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2014 and (ii) $553,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of August 4, 2015, our current cash and other assets are not sufficient to fund our operations. As of June 30, 2015, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Debt

Convertible Notes Payable - Since September 2008, the Company has conducted five offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2015, we had $224,738 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2015, we had $1,862,319 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2015, approximately $1.85 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and, as of June 30, 2015, had raised a total of $583,510 of investment proceeds. As of June 30, 2015, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of June 30, 2015, had raised a total of $100,000 of investment proceeds and have $100,000 face value of notes outstanding.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of June 30, 2015, $77,696 face value of this note is outstanding.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	803,038	798,649
Noteholders, 5/12 Offering	$0.35	285,714	571,428
Investors in Subscription Agrements (a)	$0.15	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		20,143,752	17,275,077

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

Summary of Cash Flow Activity

	Six months ended June 30,
	2015	2014
Net cash used by operating activities	$(77,633)	$(152,515)
Net cash used by investing activities	-	-
Net cash provided by financing activities	100,075	152,163

Net cash used by operating activities

During the six months ended June 30, 2015 and 2014, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 was due to investments in our Equity Offering. Net cash provided by financing activities for the six months ended June 30, 2014 was primarily due to investments of: (i) a $100,000 note payable and (ii) $47,500 in our Equity Offering.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2015. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,388,000	$3,388,000	$-	$-	$-
WL Meyer Legacy Trust Note (2)	111,000	-	111,000	-	-
Operating Lease (3)	33,000	33,000	-	-	-
Total contractual obligations	$3,532,000	$3,421,000	$111,000	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2015.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at June 30, 2015. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2015, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2015, the Company raised a total of $553,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In January 2015, the Company issued 500,000 shares of restricted Common Stock to a member of management in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009 Offering, 11/10 Offering, and 5/12 Offering) are due. As of June 30, 2015, approximately $3.27 million (including approximately $609,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: August 6, 2015	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 6, 2015	By:	/s/ Thomas Jennewein
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