Form 10-Q
period 2015-09-30
CleanTech Biofuels, Inc.
filed 2015-11-05
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2015, 87,488,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$75,139	$162
Prepaids and other current assets	38,701	38,390
	113,840	38,552

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,283,090	$2,207,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$411,696	$391,997
Accrued interest	687,316	555,189
Accrued payroll and professional fees	1,303,770	1,093,240
Notes payable, net	2,860,947	2,846,947
Total Current Liabilities	5,263,729	4,887,373

Note Payable - Long-Term	85,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
87,488,413 and 86,138,413 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	87,488	86,138
Additional paid-in capital	7,178,514	7,089,664
Notes receivable - restricted common stock	(124,986)	(140,027)
Accumulated deficit	(10,206,655)	(9,715,346)
Total Stockholders' Equity (Deficit)	(3,065,639)	(2,679,571)
Total Liabilities and Stockholders' Equity (Deficit)	$2,283,090	$2,207,802

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Costs and expenses:	2015	2014	2015	2014
General and administrative	$88,278	$102,081	$273,974	$333,638
Professional fees	20,615	21,080	64,687	77,361
Operating Loss	108,893	123,161	338,661	410,999

Other expense (income):
Interest expense	52,544	50,444	152,607	146,340
Interest income, net of accrued interest written-off	(1,669)	3,002	41	(1,195)
	50,875	53,446	152,648	145,145

Income tax benefit	-	-	-	-

Net loss	$159,768	$176,607	$491,309	$556,144

Basic and diluted net loss per common share	**	**	$0.01	$0.01
Weighted average common shares outstanding	87,488,413	85,221,647	87,227,302	82,637,758

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

				Notes Rec -
			Additional	restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	Deficit
Balances at December 31, 2014	86,138,413	$86,138	$7,089,664	$(140,027)	$(9,715,346)

Interest on Notes Receivable	-	-	-	(5,008)	-
Issuance of restricted shares to employee at $0.01/share	500,000	500	4,700	-	-
Issuance of restricted shares to investors at $0.10/share	1,000,000	1,000	99,000	-	-
Expiration of Note Receivable in February at $0.10/share	(150,000)	(150)	(14,850)	20,049	-
Net loss	-	-	-	-	(491,309)
Balances at September 30, 2015	87,488,413	$87,488	$7,178,514	$(124,986)	$(10,206,655)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
Operating Activities	2015	2014
Net loss	$(491,309)	$(556,144)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	41	(1,195)
Share-based compensation expense	-	2,128
Issuance of restricted common stock to employees, consultants or directors	5,200	40,000
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(55)	(2,091)
Accounts payable	19,699	(11,363)
Other assets and other liabilities	152,127	145,660
Accrued liabilities	210,530	83,168
Net cash used by operating activities	(103,767)	(299,837)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided by Financing Activities
Advances - related parties	(256)	4,663
Issuance of Convertible Note Payable	85,000	100,000
Payment on Note Payable	(6,000)	-
Sale of common stock	100,000	222,500
Net cash provided by financing activities	178,744	327,163
Net increase in cash and cash equivalents	74,977	27,326
Cash and cash equivalents at beginning of period	162	403
Cash and cash equivalents at end of period	$75,139	$27,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$479	$681

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$5,200	$40,000

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2015.

Note 2 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In August 2015, the FASB approved a one-year deferral of the effective date of this ASU. This standard will now become effective beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

Note 6 – Debt

	Sep 30, 2015	Dec 31, 2014
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790 on September 30, 2015 and $224,738 on
December 31, 2014, due one year from date of note, 6.0% interest	$199,790	$224,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,874,074 on September 30, 2015 and $1,861,003 on
December 31, 2014, due one year from date of note, 6.0% interest	1,874,074	1,861,003
WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of
$77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with
a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a
face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (7.1.2015), which is made up of one note with a
face value of $25,877, minimum quarterly payments of $3,000, interest at 6.0%	25,877	-
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of
$85,000, due in 18 months from date of note, interest at 6.0%	85,000	-
Total debt	2,945,947	2,846,947
Current maturities	(2,860,947)	(2,846,947)
Long-term debt	$85,000	$-

Convertible Notes Payable - Since September 2008, the Company has conducted six offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed
2015 Offering	6.0%	$0.10	$0.15	18 months	Open

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). See Subsequent Events footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of September 30, 2015, we had $199,790 face value of notes outstanding, which includes exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2015, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2015, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2015, all of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and, as of September 30, 2015, had raised a total of $100,000 of investment proceeds. As of September 30, 2015, this note matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of September 30, 2015, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of September 30, 2015, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of September 30, 2015, the principal balance of this note was $25,877.

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

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	842,221	798,649
Noteholders, 5/12 Offering	$0.35	-	571,428
Noteholders, 2015 Offering	$0.15	2,550,000	-
Investors in Subscription Agrements (a)	$0.15	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		22,447,221	17,275,077

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2015 and December 31, 2014, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 86 million and 78 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2015, all amounts have been paid to FEI except for approximately $51,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of September 30, 2015 and December 31, 2014, the aggregate amount of these investments, including interest, is approximately $667,000 and $557,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of both September 30, 2015 and December 31, 2014, the aggregate balances of advances totaled approximately $31,000. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

The Company issued grants of restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, and (iii) in April 2014, to certain Board members and management for 4,250,000 shares. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the nine months ended September 30, 2015 and 2014 were $5,200 and $40,000, respectively, and is included in our general and administrative expense and consulting expense, respectively.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of September 30, 2015, none of these options were cancelled or expired and 175,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2015, none of these options were cancelled or expired and 666,667 shares of these options were vested.

The following table provides a summary of the Company's share-based expense:

	Three months ended		Nine months ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Pre-tax compensation expense:
Stock options	$-	$503	$-	$2,128
Warrants	-	-	-	-
Total expense	-	503	-	2,128
Tax benefit, net	-	-	-	-
After-tax compensation expense	$-	$503	$-	$2,128

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at September 30, 2015 and December 31, 2014. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2015, there was no unrecognized compensation cost related to all current share-based payment arrangements.

A summary of the Company's stock option activity and related information is set forth in the following table:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2014	11,947,000	$0.10	(1)
Granted	350,000	$0.10
Exercised	-
Forfeited	-
Options outstanding at September 30, 2015	12,297,000	$0.10	(1)

Options exercisable at September 30, 2015	11,788,667	$0.10	(1)

Unvested Options at September 30, 2015	508,333	$0.10	(1)

(1) The weighted-average exercise price at September 30, 2015 and December 31, 2014 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2014	1,320,000	0.10
Granted	-
Forfeited	(150,000)	0.10
Balance as of September 30, 2015	1,170,000	0.10
Restricted stock vested as of September 30, 2015	1,170,000	0.10

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of November 4, 2015, approximately $3.3 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 4, 2015, the Company has issued 5,535,000 restricted shares of our Common Stock in exchange for $553,500 in investment in this offering.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of November 4, 2015, the Company has raised $85,000 of investment proceeds.

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

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 4, 2015, the Company has issued 5,535,000 restricted shares of our Common Stock in exchange for $553,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of November 4, 2015, approximately $3.3 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of November 4, 2015, the Company has raised $85,000 of investment proceeds.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended September 30,
	2015	2014	Change
General and administrative	$88,278	$102,081	$(13,803)
Professional fees	20,615	21,080	(465)
Operating loss	108,893	123,161	(14,268)

Other expense (income):
Interest expense	52,544	50,444	2,100
Interest income, net of accrued interest written-off	(1,669)	3,002	(4,671)
Net Loss	$159,768	$176,607	$(16,839)

General and Administrative – The decrease in 2015 is due to reductions in payroll taxes (due to less payroll being paid), travel expenses, and insurance expense.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in September 2009, matured in September 2014 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

	Nine months ended September 30,
	2015	2014	Change
General and administrative	$273,974	$333,638	$(59,664)
Professional fees	64,687	77,361	(12,674)
Operating loss	338,661	410,999	(72,338)

Other expense (income):
Interest expense	152,607	146,340	6,267
Interest income, net of accrued interest written-off	41	(1,195)	1,236

Net Loss	$491,309	$556,144	$(64,835)

General and Administrative – The decrease in 2015 is due to a decrease in restricted share issuances, reduced travel expenses, less payroll taxes (due to less payroll being paid) and reduced insurance expense.

Professional Fees – The decrease in 2015 is due to reduced consulting fees.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable along with a full nine months interest in 2015 on one note issued in February 2014.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 4, 2015, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015 and (ii) $553,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of November 4, 2015, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2015, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Debt

Convertible Notes Payable - Since September 2008, the Company has conducted six offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed
2015 Offering	6.0%	$0.10	$0.15	18 months	Open

Each note holder retains the option of cash repayment of the note plus interest, or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of September 30, 2015, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2015, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2015, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2015, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2015, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of September 30, 2015, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of September 30, 2015, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of September 30, 2015, the principal balance of this note was $25,877.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2015	2014
Noteholders, 11/10 Offering	$0.30	842,221	798,649
Noteholders, 5/12 Offering	$0.35	-	571,428
Noteholders, 2015 Offering	$0.15	2,550,000	-
Investors in Subscription Agrements (a)	$0.15	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	-
		22,447,221	17,275,077

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2015	2014
Net cash used by operating activities	$(103,767)	$(299,837)
Net cash used by investing activities	-	-
Net cash provided by financing activities	178,744	327,163

Net cash used by operating activities

During the nine months ended September 30, 2015 and 2014, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to: (i) an investment in our Equity Offering of $100,000 and an investment in a note payable offering of $85,000. Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to investments of: (i) a $100,000 note payable and (ii) $222,500 in our Equity Offering.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2015. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,518,000	$3,433,000	$85,000	$-	$-
WL Meyer Legacy Trust Note (2)	113,000	113,000	-	-	-
Operating Lease (3)	27,000	27,000	-	-	-
Total contractual obligations	$3,658,000	$3,573,000	$85,000	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year or 18-month terms and are convertible into shares of Common Stock at the noteholders option. As of September 30, 2015, approximately $3.3 million of these notes have matured (including interest). We will work with the noteholders to refinance their notes, convert their notes into shares of Common Stock or repay the notes.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 24, 2015. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2015.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at September 30, 2015. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2015, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2015, the Company raised a total of $553,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

During September 2015, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (2015 Offering). As of September 30, 2015, the Company raised a total of $85,000 of investment proceeds. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock at $0.10 per share at the noteholders option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide three times coverage of the potential shares issued on the principal value of the note at a price of $0.15 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act.

In January 2015, the Company issued 500,000 shares of restricted Common Stock to a member of management in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, and 2/14 Offerings) are due. As of September 30, 2015, approximately $3.3 million (including approximately $648,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: November 5, 2015	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 5, 2015	By:	/s/ Thomas Jennewein
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