Form 10-K
period 2015-12-31
CleanTech Biofuels, Inc.
filed 2016-03-28
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                                                           Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of our most recently completed second quarter) - $ 1,713,098

As of March 24, 2016, the number of shares outstanding of the Company's common stock was 92,338,413.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of this report for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

•	our ability to raise additional capital on favorable terms or identify another source of outside liquidity,
•	our ability to continue operating and to implement our business plan,
•	the commercial viability of our technologies,
•	our ability to maintain and enforce our exclusive rights to our technologies,
•	the demand for and production costs of various energy products that could be made from our biomass,
•	competition from other alternative energy technologies, and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Company Overview

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities during 2015 and 2014.

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

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We have had an ongoing lack of liquidity, and currently do not have sufficient capital to continue to fund our proposed operations, and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of outside capital in recent years. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not owned by the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (CHP) production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

Biomass Feedstock Production

The Company strives to design and build a commercial biomass recovery plant to provide biomass feedstock for customer evaluation, trial purchases, and/or power generation. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company also plans to license and/or develop potential commercial projects.

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

New Technologies; Commercializing Existing Technologies

Because of our ability to produce a clean, homogenous biomass feedstock, we may be presented with the opportunity to partner with or acquire new technologies once we become operational.  In addition to developing our current technologies, we intend to continue to add technologies to our suite of solutions that complement our core operations.  We believe that our current technologies and aspects of technologies in development or contemplation will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.

To commercialize our technology, we anticipate we will need to:

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

Industry Overview

There are two types of MSW Disposal:

•	Municipal Solid Waste Landfills (“MSWLFs”) - includes municipal solid waste, commercial waste, industrial waste, construction and demolition debris, and bioreactors, and
•	Mass Burn/Incineration Plants

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

Burning any fuel, including MSW, can produce a number of pollutants, such as carbon monoxide, sulfur dioxide, and fine particles containing heavy metals. Other toxic organic compounds, such as dioxins, are also potential emissions from any combustive activity where certain chemical compounds are present, a situation that could take place in the WTE process. Air emission control devices in a WTE facility usually include:

•	Dry Scrubbers – these "wash" the air emissions from the WTE process (called the gas stream) and remove any acidic gases by passing the gas stream through a liquid.
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

Incinerators and RDF processors are paid tipping fees for the garbage that they accept. Typically, these fees are costlier than the fees paid to landfill operators, largely because of the high capital and operating costs at combustion facilities.

Competition

Competition in our industry will primarily come from Mass Burn, RDF, and/or WTE plants if we produce power and steam.  All of these types of plants use MSW for their feedstock. Many of these plants are operational and have been operating for years in the United States, and thus have substantially more operating experience than our company. We believe our Biomass Recovery Process may produce a cleaner, more homogenous fuel for boilers and gasifiers.

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

Biomass Recovery Process

MSW contains valuable resources if they can be recovered economically.  Waste haulers often bring unsorted waste by truck to material recovery facilities, also known as MRFs, for sorting and removal of selected materials prior to disposal in sanitary landfills.  In addition, certain customers of waste haulers separate recyclables prior to collection. Per a February 2016 U.S. Environmental Protection Agency (“EPA”) update on MSW, approximately 34.3% of MSW was recycled or composted in 2013.

The PSC technology was developed at the University of Alabama in Huntsville and improved by Anthony Noll into the technology we refer to as the Biomass Recovery Process.  The process separates curbside MSW into organic and inorganic materials using a patented and proprietary process that involves a unique combination of steam, pressure and agitation.  The separation is accomplished by placing waste material in a rotating pressure vessel, or autoclave.  In the autoclave, the material is heated to several hundred degrees, which sterilizes the waste material, while the pressure and agitation cause a pulping action. This combination is designed to result in a large volume reduction, yielding the following two sterilized resource streams for further manufacturing of new products:

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

The process is currently used in a commercial plant operated by a Third-Party Operator in Coffs Harbor, Australia that has been in operation for over seven years. We believe that our process represents a significant improvement over other autoclave technologies currently in use because of:

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

•	the method of mixing the heat and steam with the waste uniformly throughout the vessel creates a homogenous feedstock for fuel production; and
•	the direct and critical correlation between the length and diameter of the vessel, internal flighting and the total tonnage of waste to be processed for proper mixing and product yield.

If we are able to continue to develop our business and pursue opportunities, we may incur research and development costs. We incurred no costs in 2015 and 2014 for research and development.

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

Americans produce more than 250 million tons of MSW annually.  About 35% of this waste is currently recovered and recycled.  We estimate that approximately up to an additional 45-50% could potentially be recovered.  As various waste processing technologies are refined, competition for this future resource will likely intensify.  As a result, it will be important for us to attempt to secure access to as much MSW as possible through long-term feedstock supply agreements with operators of materials recovery facilities and landfills.

Intellectual Property Terms

Biomass North America Licensing, Inc.

On September 15, 2008, the Company consummated the acquisition of Biomass North America Licensing, Inc., an Illinois corporation (“Biomass”), pursuant to a merger between Biomass and a wholly-owned subsidiary of the Company (with Biomass as the surviving subsidiary of the Company) in accordance with an Agreement and Plan of Merger by and between the Company and Biomass. By virtue of the merger, the Company acquired a license agreement pursuant to which the Company holds a license in the United States and Canada to use the patented technology that cleans and separates MSW that we refer to as the Biomass Recovery Process, which is owned by Biomass North America, LLC, the former parent of Biomass (the “Licensor”). In July 2010, the United States Patent and Trademark Office issued US patent number 7,745,208 for this process (the “BRP Patent”). The BRP Patent expires in June 2028.

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

PSC Patent

The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. The PSC Patent expires in November 2017. Pursuant to a Master License Agreement with Bio-Products that the Company acquired in connection with the acquisition of the PSC Patent (the “Bio-Products License Agreement”), Bio-Products was the exclusive licensee of the PSC technology (but not the Biomass Recovery Process), although pursuant to a settlement agreement with Bio-Products in March 2009, the Company has the right to use the Biomass Recovery Process worldwide, for any product and with no royalty due to Bio-Products. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee affected a transfer of the license in violation of the Bio-Products License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss the Company was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT was seeking to void the Company’s termination of the Bio-Products License Agreement. This case was voluntarily dismissed per the filing with the court in February 2014. Additionally, CCT filed suit against the Company and Steve Vande Vegte alleging anti-trust violations. This case was voluntarily dismissed per the filing with the court in August 2013.

Employees

The Company currently has two full-time employees, its Chief Executive Officer, Edward P. Hennessey, Jr. and its Chief Financial Officer, Thomas Jennewein, and two part-time employees, its Chief Technology Officer, David Fenton and its VP-Business Development, Scott Fenton. Both David and Scott Fenton are continuing their engineering consulting business, Fenton Engineering International, on a full-time basis and are available to the Company as needed. Neither David nor Scott Fenton receive a salary from the Company but they are eligible for stock awards.

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

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2015 expressed a qualification about our ability to continue as a going concern. This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

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

In addition to proving and commercializing our technology, the viability of our business plan will depend on our ability to develop long-term supply relationships with municipalities, municipal waste haulers, MRF operators, and/or landfills to provide us with the necessary waste streams on a long-term basis.  We also will depend on these haulers, operators and facilities to take residual waste streams from our plants and to deliver or accept these streams for land filling. Additionally, we will need to develop off-take agreements with conversion technology companies and/or energy companies for the consumption of our biomass. We currently have no such relationships or agreements and there can be no assurance that we will be able to enter into any such relationships or agreements.  If we are unable to create these relationships and receive supply agreements and/or off-take agreements on terms favorable to us, we may not be able to implement our business plan and achieve profitability.

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

As a public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities are more time-consuming. These costs and obligations divert resources from developing and furthering our business plan and operations. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, has required changes in corporate governance practices of public companies. For example, as a public company, we are required to adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2015, we had: (i) 87,488,413 shares of our common stock outstanding, and (ii) also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 52.1 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase approximately 22.5 million shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth for the periods indicated the high and low bid prices per share of the Company’s common stock (“Common Stock”) as transacted on the OTC Market:

	Price Range of Common Stock
Year Ended December 31, 2013
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.03	$0.01

Year Ended December 31, 2014
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

Year Ended December 31, 2015
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.01

On March 24, 2016, the closing price of our Common Stock, as quoted on the OTCQB, was $0.06 per share. As of March 24, 2016, we had approximately 125 stockholders of record.

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

Recent Sales of Unregistered Securities

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2015, the Company raised a total of $553,500 of investment proceeds pursuant to the Equity Offering 8/13. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D (“Rule 506(b)”) promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act.

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

During September 2015, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (2015 Offering). As of December 31, 2015, the Company raised a total of $85,000 of investment proceeds pursuant to the 2015 Offering. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock at $0.10 per share at the noteholders option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide three times coverage of the potential shares issued on the principal value of the note at a price of $0.15 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) and/or Section 4(a)(2) of the Securities Act.

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

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2015 compared to the year ended December 31, 2014

	Years ended December 31,
	2015	2014	Change	% Change
Costs and expenses:
General and administrative	$363,933	$425,842	$(61,909)	-15%
Professional fees	81,107	92,661	(11,554)	-12%
	445,040	518,503	(73,463)

Other expense (income):
Interest	206,728	196,432	10,296	5%
Interest income, net of accrued interest written-off	(1,672)	(3,076)	1,404	-46%

Net loss applicable to common stockholders	$650,096	$711,859	$(61,763)	-9%

Costs and expenses:

General and administrative – The decrease in 2015 is due primarily to decreases of: $29,000 related to stock grants, $10,000 in travel and entertainment, and $8,000 each in payroll and business insurance.

Professional Fees – The decrease in 2015 is due primarily to a decrease of $10,000 in consulting fees.

Interest expense – The increase in 2015 is due to the compounding effect of interest on our notes payable along with a full years’ interest in 2015 on one note issued in February 2014.

Year ended December 31, 2014 compared to the year ended December 31, 2013

	Years ended December 31,
	2014	2013	Change	% Change
Costs and expenses:
General and administrative	$425,842	$385,719	$40,123	10%
Professional fees	92,661	100,191	(7,530)	-8%
	518,503	485,910	32,593

Other expense (income):
Interest	196,432	178,872	17,560	10%
Interest income, net of accrued interest written-off	(3,076)	(8,098)	5,022	-62%

Net loss applicable to common stockholders	$711,859	$656,684	$55,175	8%

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

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 24, 2016, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2016 and (ii) $638,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of March 24, 2016, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2015, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

We are attempting to identify one or more potential sources of additional financing, such as through the sale of additional equity, various government funding opportunities and/or possibly through strategic alliances with larger energy or waste management companies. The Company will continue to explore, and if identified, evaluate financing alternatives and/or other transactions, including potentially retaining a financial advisor. However, we may not be successful in securing additional financing. If we are not able to obtain additional financing in the immediate future, we will be required to further delay our development until such financing becomes available. Further, even assuming that we secure additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, we will not have sufficient capital resources to implement our business plan or to continue our operations.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of December 31, 2015, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2015, we had $1,874,074 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2015, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2015, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2015, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2015, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2015, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2015, the principal balance of this note was $17,377.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2015	2014	2013
Noteholders, 11/10 Offering	$0.30	842,221	798,649	1,628,126
Noteholders, 5/12 Offering (c)	$0.35	-	571,428	1,667,170
Noteholder in 2015 Offering	$0.15	2,550,000	-	-
Investors in Subscription Agreements (a)	$0.15	16,605,000	13,605,000	6,180,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,150,000
WL Meyer Legacy Trust	$0.10	150,000	-	-
Vertex Energy, Inc. (b)	$0.11	-	-	1,800,000
Vertex Energy, Inc. (b)	$0.10	-	-	500,000
		22,447,221	17,275,077	13,925,296

(a)   Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

(b) These warrants expired on October 22, 2014.
(c) The last of these warrants expired on July 5, 2015.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2015	2014	2013
Net cash used by operating activities	$(165,301)	$(350,202)	$(462,947)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	168,224	349,961	405,169

Net cash used by operating activities

During 2015, 2014 and 2013, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

During 2015, cash provided by financing activities was primarily due from the continuance of our Equity Offering and the issuance of a Convertible Note combining for a total of $185,000, offset by note payable payments of $14,500. During 2014, cash provided by financing activities was primarily from the continuance of our Equity Offering and the issuance of a Convertible Note combining for a total of $347,500. During 2013, cash provided by financing activities was primarily from the continued issuance of our Convertible Notes and Equity Offering combining for a total of $406,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2015. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,561,000	$3,475,000	$86,000	$-	$-
WL Meyer Legacy Trust Note (2)	115,000	115,000	-	-	-
Operating Lease (3)	22,000	22,000	-	-	-
Total contractual obligations	$3,698,000	$3,612,000	$86,000	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year or 18-month terms, and are convertible into shares of Common Stock at the noteholders option. As of
December 31, 2015, approximately $3.3 million of these notes matured (including interest). We will work with the noteholders to refinance their notes, convert their notes into shares of Common Stock, or repay the notes.
(2) Principal and interest of note, secured by a security interest in the PSC Patent, and is due September 17, 2016.
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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2015. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

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
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of and during the years ended December 31, 2015 and 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the amount of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.  Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CleanTech Biofuels, Inc.
St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

MILHOUSE & NEAL, LLP
Certified Public Accountants
Maryland Heights, Missouri

March 24, 2016

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,085	$162
Prepaids and other current assets	38,666	38,390
	41,751	38,552

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,211,001	$2,207,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$399,297	$391,997
Accrued interest	741,139	555,189
Accrued payroll and professional fees	1,359,257	1,093,240
Notes payable, net	2,852,447	2,846,947
Total Current Liabilities	5,352,140	4,887,373

Notes Payable - Long-Term	85,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
87,488,413 and 86,138,413 shares issued and outstanding at
December 31, 2015 and 2014, respectively	87,488	86,138
Additional paid-in capital	7,178,514	7,089,664
Notes receivable - restricted common stock	(126,699)	(140,027)
Accumulated deficit	(10,365,442)	(9,715,346)
Total Stockholders' Equity (Deficit)	(3,226,139)	(2,679,571)
Total Liabilities and Stockholders' Equity (Deficit)	$2,211,001	$2,207,802

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014	2013
Costs and expenses:
General and administrative	$363,933	$425,842	$385,719
Professional fees	81,107	92,661	100,191
	445,040	518,503	485,910

Other expense (income):
Interest	206,728	196,432	178,872
Interest income, net of accrued interest written-off	(1,672)	(3,076)	(8,098)
	205,056	193,356	170,774

Income tax benefit	-	-	-

Net loss	$650,096	$711,859	$656,684

Basic and diluted net loss per common share	$0.01	$0.01	$0.01
Weighted average common shares outstanding	87,292,580	83,492,089	73,824,980

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Notes Rec -
			Additional	restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	deficit
Balances at December 31, 2012	72,486,647	$72,487	$6,526,876	$(143,853)	$(8,346,803)
Issuance of restricted shares to investors in August through
December at $0.10 per share	2,060,000	2,060	203,940	-	-
Issuance of shares released from escrow in Nov. at $0.012/share	4,000,000	4,000	44,000	-	-
Interest on Notes Receivable	-	-	-	(8,098)	-
Stock-based compensation	-	-	6,470	-	-
Net loss	-	-	-	-	(656,684)
Balances at December 31, 2013	78,546,647	78,547	6,781,286	(151,951)	(9,003,487)
Issuance of restricted shares to consultant in Jan. at $0.012/share	500,000	500	5,500	-	-
Issuance of restricted shares to investors during year at $0.10/share	2,475,000	2,475	245,025	-	-
Issuance of restricted shares to certain board members and an
employee in April at $0.008/share	4,250,000	4,250	29,750	-	-
Expiration of Note Receivable in September at $0.10/share	(150,000)	(150)	(14,850)	20,054	-
Conversion of Convertible Note in October at $0.08/share	516,766	516	40,825
Interest on Notes Receivable	-	-	-	(8,130)	-
Stock-based compensation	-	-	2,128	-	-
Net loss	-	-	-	-	(711,859)
Balances at December 31, 2014	86,138,413	86,138	7,089,664	(140,027)	(9,715,346)
Issuance of restricted shares to employee in Jan. at $0.01/share	500,000	500	4,700	-	-
Issuance of restricted shares to investors during year at $0.10/share	1,000,000	1,000	99,000	-	-
Expiration of Note Receivable in February at $0.10/share	(150,000)	(150)	(14,850)	20,049	-
Interest on Notes Receivable	-	-	-	(6,721)	-
Net loss	-	-	-	-	(650,096)
Balances at December 31, 2015	87,488,413	$87,488	$7,178,514	$(126,699)	$(10,365,442)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
Operating Activities	2015	2014	2013
Net loss applicable to common stockholders	$(650,096)	$(711,859)	$(656,684)
Adjustments to reconcile net loss applicable to common
stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Depreciation	-	-	-
Interest income	(1,672)	(3,076)	(8,098)
Share-based compensation expense	-	2,128	6,470
Issuance of restricted common stock	5,200	40,000	-
Changes in operating assets and liabilities that provided
(used) cash, net:
Prepaids and other current assets	2,000	600	(4,600)
Accounts payable	7,300	(6,654)	(32,801)
Other assets and other liabilities	205,950	195,712	178,129
Accrued liabilities	266,017	132,947	54,637
Net cash used by operating activities	(165,301)	(350,202)	(462,947)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(2,276)	2,461	169
Issuance of Convertible Notes Payable	85,000	100,000	200,000
Payments on Notes Payable	(14,500)	-	(1,000)
Sale of common stock	100,000	247,500	206,000
Net cash provided by financing activities	168,224	349,961	405,169
Net (decrease) increase in cash and cash equivalents	2,923	(241)	(57,778)
Cash and cash equivalents at beginning of period	162	403	58,181
Cash and cash equivalents at end of period	$3,085	$162	$403

Supplemental disclosure of cash flow information:
Cash paid for interest	$777	$721	$744

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$5,200	$40,000	$-
Common stock issued for convertible notes converted	$-	$41,341	$-
Common stock released from escrow for acquistion of Biomass	$-	$-	$48,000

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

The Company is in its development stage and has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (CHP) production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2012-2015.  In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

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
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets, or financial instruments for which significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As of December 31, 2015 and 2014, and during the years ended December 31, 2015, 2014, and 2013, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the amount of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue. The Company issued shares in 2014 and 2015 as detailed further in Note 10, and in 2016 as detailed in Note 13.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2015, 2014 and 2013, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 87 million, 78 million and 71 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	Dec 31, 2015	Dec 31, 2014
Computers	$-	$-
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	34,499	34,499
Accumulated Depreciation	(34,499)	(34,499)
Total	$-	$-

For the years ended December 31, 2015 and 2014, we had no depreciation expense.

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

Note 7 – Debt

	Dec 31, 2015	Dec 31, 2014

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790 and $224,738 at December 31, 2015 and 2014, respectively, due one year from date of note, interest at 6.0%	$199,790	$224,738
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,874,074 and $1,861,003 at December 31, 2015 and 2014, respectively, due one year from date of note, interest at 6.0%	1,874,074	1,861,003
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (7.1.2015), which is made up of one note with a face value of $17,377, minimum quarterly payments of $3,000, interest at 6.0%	17,377	-
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	-
Total debt	2,937,447	2,846,947
Current maturities	(2,852,447)	(2,846,947)
Long-term debt	$85,000	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of December 31, 2015, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock during 2011 and four notes were converted to shares of common stock in 2012. As of December 31, 2015, we had $1,874,074 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2015, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2015, all of these notes were outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2015, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2015, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2015, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2015, the principal balance of this note was $17,377.

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

	Exercise	As of December 31,
Warrants issued to:	Price	2015	2014	2013
Noteholders, 11/10 Offering	$0.30	842,221	798,649	1,628,126
Noteholders, 5/12 Offering (c)	$0.35	-	571,428	1,667,170
Noteholder in 2015 Offering	$0.15	2,550,000	-	-
Investors in Subscription Agreements (a)	$0.15	16,605,000	13,605,000	6,180,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,150,000
WL Meyer Legacy Trust	$0.10	150,000	-	-
Vertex Energy, Inc. (b)	$0.11	-	-	1,800,000
Vertex Energy, Inc. (b)	$0.10	-	-	500,000
		22,447,221	17,275,077	13,925,296
(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.
(b) These warrants expired on October 22, 2014.
(c) The last of these warrants expired on July 5, 2015.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2015, the Company issued 5,535,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $553,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2015, all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of December 31, 2015 and 2014, the aggregate balances of advances totaled approximately $33,000 and $31,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of December 31, 2015 and 2014, the aggregate amount due on these investments, including interest, is approximately $677,000 and $557,000, respectively.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of December 31, 2015, none of these options were cancelled or expired and 175,000 shares of these options were vested.

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

	2015	2014	2013
Risk-free interest rate	0.85%	n/a	.77%-1.44%
Dividend yield	0%	n/a	0%
Volatility	15.99%	n/a	15.46%-16.49%
Expected term (years)	3.75	n/a	3.64 – 4.50
Weighted-average Fair Value	$0.00	n/a	$0.00

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

	For the Year Ended December 31,
	2015	2014	2013
Pre-tax compensation expense:
Stock options	$-	$2,128	$6,470
Warrants	-	-	-
Total expense	-	2,128	6,470
Tax benefit, net	-	-	-
After-tax compensation expense	$-	$2,128	$6,470

Related to all grants, the Company currently has no compensation expense for stock options for 2015. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $312,000 at December 31, 2015. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2015, there was no unrecognized compensation cost related to all share-based payment arrangements. There are 508,333 options granted that are not yet vested as of December 31, 2015 and have a weighted-average exercise price of $0.10. These options will vest as follows: 175,000 shares in February 2016 and 333,333 shares in September 2016.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2015, is set forth in the following table:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2012	10,242,000	$0.11	(1)
Granted	2,000,000	0.06
Forfeited	(295,000)	0.09
Options outstanding as of December 31, 2013	11,947,000	0.10	(1)
Granted	-	-
Forfeited	-	-
Options outstanding as of December 31, 2014	11,947,000	0.10	(1)
Granted	350,000	0.10
Forfeited	(100,000)	0.58
Options outstanding as of December 31, 2015	12,197,000	0.10	(1)
Options exercisable at of December 31, 2015	11,688,667	0.10

(1)
The weighted-average exercise price at December 31, 2015, 2014 and 2013 for all options was greater than the fair value of the Company’s common stock on that date, resulting in an intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock as of and for the three years ended December 31, 2015:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2012	1,470,000	$0.10
Granted	-	-
Forfeited	-	-
Balance as of December 31, 2013	1,470,000	0.10
Granted	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2014	1,320,000	0.10
Granted	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2015	1,170,000	0.10

The Company issued the following grants of restricted Common Stock outside of the Stock Plan: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, and (iii) in April 2014, to certain Board members and management for 4,250,000 shares. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the years ended December 31, 2015 and 2014 were $5,200 (included in our general and administrative expense) and $36,000 ($34,000 included in our general and administrative expense and $2,000 included in our professional fees expense), respectively.

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

The Company incurred no income taxes for the years ended December 31, 2015, 2014 and 2013.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2015, 2014 and 2013 is approximately $254,000, $278,000 and $256,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2015, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$ 18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2032	51,000
2033	52,000
2034	18,000
2035	23,000
$ 1,936,000

This NOL results in a net deferred tax asset of approximately $799,000 for which the Company has recorded a full valuation allowance. The NOL carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382. Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2015	2014
Start-up costs	$975,000	$930,000
Net operating loss carryforward	799,000	790,000
Accrual to cash conversion	1,687,000	1,487,000
Share-based compensation related to stock options	312,000	312,000
Other	6,000	6,000
Total	3,779,000	3,525,000
Valuation allowance	(3,779,000)	(3,525,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Commitments
Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired and can be extended for two year periods at expiring terms and conditions (current term ends December 2016). Our monthly rent under the lease is $1,800 plus the cost of utilities.

Contingencies
The Company currently has no open litigation or claims.

Note 13 – Subsequent Events

All of the promissory notes in our 2009, 5/12, and 2/14 Offerings and certain notes in our 11/10 Offering are now due. As of March 24, 2016, approximately $3.4 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of March 24, 2016, the Company has raised $85,000 of investment proceeds.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 24, 2016, the Company has issued 6,385,000 restricted shares of our Common Stock in exchange for $638,500 in investment in this offering.

In February 2016, the Board approved common stock grants to a member of management, and certain board members, for 4.0 million shares, in the aggregate, of restricted common stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of common stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), or Section 4(a)(2) of the Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Act. The value of this share grant, $52,800, will be recorded as selling, general & administrative expense. The option agreements were issued outside of the Company’s 2007 Stock Option Plan and carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. The value of these options, if any, will be recorded as share-based comp in selling, general, & administrative expense.

In February 2016, the Company issued a stock option agreement to a consultant for the purchase of 100,000 shares of common stock. The option agreement was issued outside of the Company’s 2007 Stock Option Plan and carries the following terms: seven-year agreement, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. The value of these options, if any, will be recorded as share-based comp in selling, general, & administrative expense.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2015:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$100,418	$85,278	$88,278	$89,959
Professional fees	28,082	15,990	20,615	16,420
	128,500	101,268	108,893	106,379
Other expense (income):
Interest	49,484	50,579	52,544	54,121
Other (income) expense	3,341	(1,631)	(1,669)	(1,713)

Net loss applicable to common stockholders	$181,325	$150,216	$159,768	$158,787

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2014:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$96,156	$135,401	$102,081	$92,204
Professional fees	32,705	23,576	21,080	15,300
	128,861	158,977	123,161	107,504
Other expense (income):
Interest	46,738	49,158	50,444	50,092
Other (income) expense	(2,083)	(2,114)	3,002	(1,881)

Net loss applicable to common stockholders	$173,516	$206,021	$176,607	$155,715

Basic net loss per common share	**	**	**	**
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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at December 31, 2015. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two total full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2015, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The Company’s Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three nor more than nine, subject to amendment by the Board of Directors. Currently, the Company has three members of the Board of Directors as detailed below. There are no family relationships between any of the persons serving as the directors and/or executive officers of the Company.

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

		Class III Directors: Terms expiring in 2016
Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	57	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

James E. Russell	83	Mr. Russell served for over 30 years as Senior Vice President at Science Applications International Corporation (SAIC). Subsequently, from 2004 to present, he has served as a consultant to SAIC/Leidos and as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics. He was inducted to the University of Idaho Academy of Engineers in 2012.	2012

		Class II Director: Terms expiring in 2018
Name	Age	Principal Occupation	Service as Director Since
David Bransby, PhD	64	Dr. Bransby is a former Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he taught and conducted research from 1987 to 2015. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

Name	Age	Non-Directors: Principal Occupation	Service as Officer Since
Thomas Jennewein	52	Mr. Jennewein is currently the Chief Financial Officer and Secretary of the Company. Previously he served as Manager of Financial Reporting for the Maverick Tube Corporation from 2005-2007 and as Manager of Financial Reporting for the Argosy Gaming Company from 2000-2005.	2007

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2015.

Name and Principal Position(s) (2)	Year	Salary		Option Awards(1)	Total
Edward P. Hennessey, President and CEO	2014	$93,500		$1,587	$95,087
	2015	$22,000		$-	$22,000
Thomas Jennewein, Chief Financial Officer	2014	$56,500	(3)	$541	$57,041
	2015	$26,200	(4)	$-	$26,200

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

(3)	Salary for 2014 includes a restricted stock grant of common stock valued at $6,000.
(4)	Salary for 2015 includes a restricted stock grant of common stock valued at $5,200.

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

Base Salary - In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Mr. Hennessey and $120,000 for Mr. Jennewein. Salaries are currently paid based on cash availability and therefore neither Mr. Hennessey or Mr. Jennewein was paid his full salary in 2015 or 2014. Salary that is not paid is accrued in our financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses - None of our executive officers were paid a bonus in 2015 or 2014. We do not currently have any bonus plan for executive officers.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2015 compensation paid to our executive officers is fully deductible.

Outstanding Equity Awards at Fiscal Year-End - The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2015. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2015, which was $0.02.

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested
Edward P. Hennessey	8/31/2007	2,250,000	-	$0.15	8/31/2021		$-
	12/4/2008	1,200,000	-	$0.15	12/4/2022		$-
	8/25/2011	2,200,000	-	$0.055	8/25/2018		$-
Thomas G. Jennewein	8/31/2007	800,000	-	$0.15	8/31/2021		$-
	12/4/2008	400,000	-	$0.36	12/4/2022		$-
	7/6/2010	162,000	-	$0.07	7/6/2017		$-
	1/4/2011	750,000	-	$0.05	1/4/2018		$-
	8/25/2011	750,000	-	$0.055	8/25/2018		$-
	3/12/2013	750,000	-	$0.02	3/12/2020		$-

(1) The options shown in this column are nonvested as of December 31, 2015

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	2,200,000	$-	(2)
Thomas G. Jennewein	-	$-	266,667	$200,000		60,000	(3)	$-
	-	$-	533,333	$-	(2)
	-	$-	400,000	$-	(2)
	-	$-	162,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	750,000	$-	(2)
	-	$-	750,000	$-	(2)	750,000	(4)	$6,000
	-	$-	-	$-		500,000	(5)	$5,200

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
(5) Award was granted and vested on January 15, 2015.

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

Director Compensation - For the year ending December 31, 2015, the following table summarizes compensation for members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (1)	compensation	Total
David Bransby, Director	$-	$-	$-	$-	$-
James Russell, Director	-	-	-	-	-

(1) As of December 31, 2015, the following number of options were outstanding for each Director:
Bransby - 130,000 options, 100% vested; Russell - 40,000 options, 100% vested.

Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of common stock upon joining as a director of the Company. In 2014, the Company’s non-employee directors at that time, received compensation in the aggregate of 3,500,000 restricted shares of the Company’s common stock. The Company’s non-employee directors received no fees or other compensation as a board or committee member in 2014 or 2015.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2015 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1) 848 Pennsylvania Ave., Apt A University City, MO 63130	7,443,275	8.5%
SRS Legacy Trust(2) 147 N. Meramec, Suite 200 Clayton, MO 63105	6,972,214	8.0%
W.L. Meyer Legacy Trust 15415 Clayton Rd. Ballwin, MO 63011	5,913,553	6.8%

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
(2)
SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary.  Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and sole dispositive power with respect to these shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2015, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.  Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr.	13,153,275	(1)	14.1%
Thomas Jennewein	5,422,000	(2)	5.9%
James Russell	7,040,000	(2)	7.7%
David Bransby	1,430,000	(2)	1.6%
Total owned by all Executive Officers and Directors	27,045,275		29.4%

(1)
Includes the shares described in (1) to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(2)
Amounts represent the vested portion, and the portion that will vest within 60 days of December 31, 2015, of shares of options and restricted stock, shares held individually, and/or restricted shares purchased through investment in our Equity Offering.

In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors and approved by the SRS Energy shareholders on April 16, 2007. We currently have 14,000,000 shares of our common stock reserved under our 2007 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	13,367,000	$0.10	633,000

Equity compensation plans not approved by security holders	-	-	-

Totals	13,367,000		633,000

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

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2015, the balance of advances were approximately $13,000 and $20,000, respectively.

Two members of our Board of Directors, James Russell and David Bransby are parties to investments in our Convertible Note offerings – approximately $677,000 in the aggregate, including principal and interest, as of December 31, 2015. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2015, all amounts have been paid to FEI except for approximately $48,000.

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

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2015	2014
Audit Fees (1)	$13,700	$13,000
Audit-Related Fees	-	-
Tax Fees (2)	2,000	2,000
All Other Fees	-	-
Total Fees	$15,700	$15,000

(1) Includes annual financial statement audit. (2) Includes fees for the preparation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with in 2015 and 2014.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
2.	Exhibits: See Index to Exhibits for a list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisk on the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc. (registrant)

March 28, 2016	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

March 28, 2016	By:	/s/ Thomas G. Jennewein
Thomas G. Jennewein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2016	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March 28, 2016	By:	/s/ Thomas G. Jennewein.
Thomas G. Jennewein, Chief Financial Officer (principal financial and accounting officer)

March 28, 2016	By:	/s/ James Russell
James Russell, Director

March 28, 2016	By:	/s/ Dr. David Bransby
David Bransby, Director

INDEX TO EXHIBITS

Exhibit Number	Description
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
10.33
Memorandum of Understanding between Cleantech Biofuels, Inc., James Avenue LLC, 25 Van Keuren LLC, and Joseph Smentkowski, Inc. dated October 13, 2014 (incorporated herein by reference to Exhibit 10.33 of the Registrant's current report on Form 8-K filed on October 17, 2014).

10.34
Amendment No. 11 dated March 17, 2015 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010 (incorporated herein by reference to Exhibit 10.34 of the Registrant's annual report on Form 10-K filed on March 24, 2015).

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