Form 10-Q
period 2016-03-31
CleanTech Biofuels, Inc.
filed 2016-05-09
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 8, 2016, 92,338,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$19,983	$3,085
Prepaids and other current assets	41,230	38,666
	61,213	41,751

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,230,463	$2,211,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$389,733	$399,297
Accrued interest	794,802	741,139
Accrued payroll and professional fees	1,430,098	1,359,257
Notes payable, net	2,934,447	2,852,447
Total Current Liabilities	5,549,080	5,352,140

Note Payable - Long-Term	-	85,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
92,338,413 and 87,488,413 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	92,338	87,488
Additional paid-in capital	7,311,464	7,178,514
Notes receivable - restricted common stock	(128,418)	(126,699)
Accumulated deficit	(10,594,001)	(10,365,442)
Total Stockholders' Equity (Deficit)	(3,318,617)	(3,226,139)
Total Liabilities and Stockholders' Equity (Deficit)	$2,230,463	$2,211,001

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
Costs and expenses:	2016	2015
General and administrative	$146,914	$100,418
Professional fees	29,479	28,082
Operating Loss	176,393	128,500

Other expense (income):
Interest expense	53,885	49,484
Interest income, net of accrued interest written-off	(1,719)	3,341
	52,166	52,825

Income tax benefit	-	-

Net loss	$228,559	$181,325

Basic and diluted net loss per common share	**	**
Weighted average common shares outstanding	90,671,746	86,871,746

** - less than $0.01

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

				Notes Rec -
			Additional	restricted
	Common Stock		Paid-in	common	Accumulated
	Shares	Amount	Capital	stock	Deficit
Balances at December 31, 2015	87,488,413	$87,488	$7,178,514	$(126,699)	$(10,365,442)

Interest on Notes Receivable	-	-	-	(1,719)	-
Issuance of restricted shares to an employee and certain
board members at $0.013/share	4,000,000	4,000	48,800	-	-
Issuance of restricted shares to investors at $0.10/share	850,000	850	84,150	-	-
Net loss	-	-	-	-	(228,559)
Balances at March 31, 2016	92,338,413	$92,338	$7,311,464	$(128,418)	$(10,594,001)

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31,
Operating Activities	2016	2015
Net loss	$(228,559)	$(181,325)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(1,719)	3,341
Share-based compensation expense	-	-
Issuance of restricted common stock to employees, consultants or directors	52,800	5,200
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(288)	(932)
Accounts payable	(9,564)	3,678
Other assets and other liabilities	53,663	49,310
Accrued liabilities	70,841	71,844
Net cash used by operating activities	(62,826)	(48,884)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided by Financing Activities
Advances - related parties	(2,276)	75
Issuance of Convertible Note Payable	-	-
Payment on Note Payable	(3,000)	-
Sale of common stock	85,000	50,000
Net cash provided by financing activities	79,724	50,075
Net increase in cash and cash equivalents	16,898	1,191
Cash and cash equivalents at beginning of period	3,085	162
Cash and cash equivalents at end of period	$19,983	$1,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$222	$174

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$52,800	$5,200

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

Note 2 – Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The ASU requires adoption based upon a modified retrospective approach. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Note 6 – Debt

	Mar 31, 2016	Dec 31, 2015
Convertible Notes Payable (2009 Offering), which are made up of various individual notes
with an aggregate face value of $199,790, due one year from date of note, 6.% interest	$199,790	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes
with an aggregate face value of $1,874,074, due one year from date of note, 6.0% interest	1,874,074	1,874,074
WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of
$77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with
a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a
face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (7.1.2015), which is made up of one note with a face value of
$14,377 on March 31, 2016 and $17,377 on December 31, 2015, minimum quarterly
payments of $3,000, interest at 6.0%	14,377	17,377
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of
$85,000, due in 18 months from date of note, interest at 6.0%	85,000	85,000
Total debt	2,934,447	2,937,447
Current maturities	(2,934,447)	(2,852,447)
Long-term debt	$-	$85,000

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of March 31, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31 2016, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2016, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of March 31, 2016, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of March 31, 2016, the principal balance of this note was $14,377.

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

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	842,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	19,155,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		24,997,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through March 2019.

Note 7 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2016, the Company issued 6,385,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $638,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

In February 2016, the Board approved a grant to certain Board members and management for an aggregate of 4,000,000 shares of restricted common stock (at $0.013 per share). The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined such grants were in the best interest of the Company and its stockholders.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2016 and December 31, 2015, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 94 million and 87 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 8 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2016, all amounts have been paid to FEI except for approximately $48,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of March 31, 2016 and December 31, 2015, the aggregate amount of these investments, including interest, is approximately $687,000 and $677,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of March 31, 2016 and December 31, 2015, the aggregate balances of advances totaled approximately $34,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of March 31, 2016, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2016, none of these options were cancelled or expired and 666,667 shares of these options were vested.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three month periods ended March 31, 2016 and 2015.

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at March 31, 2016 and December 31, 2015. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of March 31, 2016, there was no unrecognized compensation cost related to all current share-based payment arrangements.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2015	12,197,000	$0.10	(1)
Granted	-
Exercised	-
Forfeited	-
Options outstanding at March 31, 2016	12,197,000	$0.10	(1)
Options exercisable at March 31, 2016	11,863,667	$0.10	(1)
Unvested Options at March 31, 2016	333,333	$0.10	(1)

(1) The weighted-average exercise price at March 31, 2016 and December 31, 2015 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2015	1,170,000	$0.10
Granted	-
Forfeited	-
Balance as of March 31, 2016	1,170,000	$0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, and (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate; (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of common stock. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended March 31, 2016 and 2015, were $52,800 and $5,200, respectively (included in our general and administrative expense).

All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), or Section 4(a)(2) of the Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Act. The option agreements carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant.

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

Note 11 – Subsequent Events

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of May 8, 2016, approximately $3.4 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 8, 2016, the Company has issued 6,385,000 restricted shares of our Common Stock in exchange for $638,500 in investment in this offering.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of May 8, 2016, the Company has raised $85,000 of investment proceeds.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the three months ended March 31, 2016 and 2015.

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

Recent Developments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 8, 2016, the Company has issued 6,385,000 restricted shares of our Common Stock in exchange for $638,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of May 8, 2016, approximately $3.4 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of May 8, 2016, the Company has raised $85,000 of investment proceeds.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2016 and 2015. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended March 31,
	2016	2015	Change
General and administrative	$146,914	$100,418	$46,496
Professional fees	29,479	28,082	1,397
Operating loss	176,393	128,500	47,893

Other expense (income):
Interest expense	53,885	49,484	4,401
Interest income, net of accrued interest written-off	(1,719)	3,341	(5,060)
Net Loss	$228,559	$181,325	$47,234

General and Administrative – The increase in 2016 is due to the expense recorded for the restricted common share grant in February 2016 to a member of management and certain board members.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full three-months interest for the period ended March 31, 2016 for an investment in September 2015 in our 2015 Offering.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in February 2010, matured in February 2015 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 8, 2016, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015 and (ii) $638,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of May 8, 2016, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2016, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of March 31, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of common stock in 2012. As of March 31, 2016, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2016, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of March 31, 2016, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of March 31, 2016, the principal balance of this note was $14,377.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	842,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	19,155,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		24,997,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through March 2019.

Summary of Cash Flow Activity

	Three months ended March 31,
	2016	2015
Net cash used by operating activities	$(62,826)	$(48,884)
Net cash used by investing activities	-	-
Net cash provided by financing activities	79,724	50,075

Net cash used by operating activities

During the three months ended March 31, 2016 and 2015, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 was primarily due to investments in our Equity Offering of $85,000. Net cash provided by financing activities for the three months ended March 31, 2015 was due to an investment in our Equity Offering of $50,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2016. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,610,000	$3,610,000	$-	$-	$-
WL Meyer Legacy Trust Note (2)	117,000	117,000	-	-	-
Operating Lease (3)	16,000	16,000	-	-	-
Total contractual obligations	$3,743,000	$3,743,000	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year or 18-month terms and are convertible into shares of Common Stock at the noteholders option. As of March 31, 2016, approximately $3.4 million of these notes have matured (including interest). We will work with the noteholders to refinance their notes, convert their notes into shares of Common Stock or repay the notes.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2016.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at March 31, 2016. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended March 31, 2016, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2016, the Company raised a total of $638,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In February 2016, the Company issued 4,000,000 shares of restricted Common Stock to a member of management and certain members of the Company’s Board of Directors in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, and 2/14 Offerings) are due. As of March 31, 2016, approximately $3.4 million (including approximately $745,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4.  Mine Safety Disclosures – Not applicable

Item 5.  Other Information - None

Item 6.  Exhibits

(a) See Index to Exhibits for a list and description of exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: May 9, 2016	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 9, 2016	/s/ Thomas Jennewein
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