Form 10-Q
period 2016-06-30
CleanTech Biofuels, Inc.
filed 2016-08-08
CIK 1411036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2016, 93,588,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$18,366	$3,085
Prepaids and other current assets	21,037	38,666
Total Current Assets	39,403	41,751

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangible	50,914	-
Goodwill	26,582	-
Total Non-Current Assets	2,246,746	2,169,250
Total Assets	$2,286,149	$2,211,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$428,384	$399,297
Accrued interest	847,077	741,139
Accrued payroll and professional fees	1,470,279	1,359,257
Notes payable, net	2,976,998	2,852,447
Total Current Liabilities	5,722,738	5,352,140

Note Payable - Long-Term	-	85,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares
issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares;
93,338,413 and 87,488,413 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	93,338	87,488
Minority interest	505	-
Additional paid-in capital	7,360,464	7,178,514
Notes receivable - restricted common stock	(130,139)	(126,699)
Accumulated deficit	(10,760,757)	(10,365,442)
Total Stockholders' Equity (Deficit)	(3,436,589)	(3,226,139)
Total Liabilities and Stockholders' Equity (Deficit)	$2,286,149	$2,211,001

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Costs and expenses:	2016	2015	2016	2015
General and administrative	$91,417	$85,278	$238,331	$185,696
Professional fees	21,640	15,990	51,119	44,072
Operating Loss	113,057	101,268	289,450	229,768

Other expense (income):
Interest expense	55,420	50,579	109,305	100,063
Interest income, net of accrued interest written-off	(1,721)	(1,631)	(3,440)	1,710
	53,699	48,948	105,865	101,773

Income tax benefit	-	-	-	-

Net loss	$166,756	$150,216	$395,315	$331,541

Basic and diluted net loss per common share	**	**	**	**
Weighted average common shares outstanding	92,671,746	87,321,746	91,671,746	87,096,749

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	Deficit
Balances at December 31, 2015	87,488,413	$87,488	$7,178,514	$-	$(126,699)	$(10,365,442)

Interest on Notes Receivable	-	-	-	-	(3,440)	-
Issuance of restricted shares to an employee and
certain board members at $0.013 per share	4,000,000	4,000	48,800	-	-	-
Issuance of restricted shares to investors at
$0.10 per share	850,000	850	84,150	-	-	-
Issuance of restricted shares for acquisition of
25 Van Keuren LLC at $0.05 per share	1,000,000	1,000	49,000	505	-	-
Net loss	-	-	-	-	-	(395,315)
Balances at June 30, 2016	93,338,413	$93,338	$7,360,464	$505	$(130,139)	$(10,760,757)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
Operating Activities	2016	2015
Net loss	$(395,315)	$(331,541)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(3,440)	1,710
Share-based compensation expense	-	-
Issuance of restricted common stock to employees, consultants or directors	52,800	5,200
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	18,082	(251)
Accounts payable	29,087	13,868
Other assets and other liabilities	105,938	99,694
Accrued liabilities	84,031	133,687
Net cash used by operating activities	(108,817)	(77,633)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Acquisition of 25 Van Keuren LLC, net	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(453)	75
Issuance of Note Payable	50,000	-
Payments on Convertible Note Payable	(10,449)	-
Sale of common stock	85,000	100,000
Net cash provided by financing activities	124,098	100,075
Net increase in cash and cash equivalents	15,281	22,442
Cash and cash equivalents at beginning of period	3,085	162
Cash and cash equivalents at end of period	$18,366	$22,604

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,367	$368

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$52,800	$5,200
Common stock issued for acquisition of 25 Van Keuren LLC	$50,000	$-

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

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

Note 3 – Mergers/Acquisitions

25 Van Keuren LLC
On June 23, 2016, Cleantech Biofuels, Inc. entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest.

The New Jersey Sports and Exposition Authority has received certification of an amendment to the Solid Waste Management Plan from the New Jersey Department of Environmental Protection (“DEP”) to include the proposed operation of a municipal solid waste transfer station and material recovery facility (“TS/MRF”) at a site located in Jersey City, New Jersey. CleanTech Biofuels and Van Keuren intend to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the acquisition, CleanTech acquired an option to lease the property in Jersey City within 30 days after the final permit issues from the New Jersey DEP. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF.

Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate the TS/MRF. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted common stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. The assets consist solely of costs incurred towards obtaining the required permits and have been recorded as an intangible asset on our consolidated financial statements. This intangible will be expensed if and when the Company and Van Keuren complete the permit process and begin operations.

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

Note 4 – Goodwill and Intangible Asset

Goodwill
The changes in Goodwill were as follows:

Balance at December 31, 2015	$0
Acquisition of Van Keuren in June 2016	26,582
Balance at June 30, 2016	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset
The component of the Intangible Asset is as follows:

	June 30, 2016			December 31, 2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$-	$-	$-

The Company’s goodwill and acquired intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test. The Company performs an impairment analysis on its goodwill and intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Acquired intangible assets with definite lives are amortized over their estimated useful lives and are tested for impairment only when impairment indicators are present.

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

Note 7 – Debt

	June 30, 2016	Dec 31, 2015

Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790, due one year from date of note, 6.% interest	$199,790	$199,790

Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,874,074, due one year from date of note, 6.0% interest	1,874,074	1,874,074

WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696

Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510

Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in one year from date of note, interest at 6.0%	100,000	100,000

Convertible Note Payable (7.1.2015), which is made up of one note with a face value of $6,928 on June 30, 2016 and $17,377 on December 31, 2015, minimum quarterly payments of $3,000, interest at 6.0%	6,928	17,377

Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000, due March 28, 2017, interest at 6.0%	85,000	85,000

June 2016 Note Payable, interest at 9.0%, due December 3, 2016	50,000	-
Total debt	2,976,998	2,937,447
Current maturities	(2,976,998)	(2,852,447)
Long-term debt	$-	$85,000

Convertible Notes Payable - Since September 2008, the Company has conducted six offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed
2015 Offering	6.0%	$0.10	$0.15	18 months	Closed

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of June 30, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30 2016, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2016, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of June 30, 2016, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of June 30, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of June 30, 2016, the principal balance of this note was $6,928.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note, which carries a 9% annual rate of interest, and is due on December 3, 2016. As of June 30, 2016, the principal balance of this note was $50,000.

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

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	19,155,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		24,553,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through March 2019.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2016, the Company issued 6,385,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $638,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

In June 2016, the Company completed an acquisition of Van Keuren, as previously disclosed in Note 3, and issued in the aggregate 1,000,000 shares of restricted common stock of the Company (at $0.05 per share) to certain holders of membership interests in Van Keuren.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2016 and December 31, 2015, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 94 million and 87 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of June 30, 2016, all amounts have been paid to FEI except for approximately $48,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of June 30, 2016 and December 31, 2015, the aggregate amount of these investments, including interest, is approximately $747,000 and $677,000, respectively.

Beginning in 2009, the Company provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of June 30, 2016 and December 31, 2015, the aggregate balances of advances totaled approximately $14,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of June 30, 2016, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of June 30, 2016, none of these options were cancelled or expired and 666,667 shares of these options were vested.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three and six month periods ended June 30, 2016 and 2015.

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at June 30, 2016 and December 31, 2015. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of June 30, 2016, there was no unrecognized compensation cost related to all current share-based payment arrangements.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2015	12,197,000	$0.10	(1)
Granted	-
Exercised	-
Forfeited	-
Options outstanding at June 30, 2016	12,197,000	$0.10	(1)

Options exercisable at June 30, 2016	11,863,667	$0.10	(1)

Unvested Options at June 30, 2016	333,333	$0.10	(1)

(1) The weighted-average exercise price at June 30, 2016 and December 31, 2015 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2015	1,170,000	$0.10
Granted	-
Forfeited	-
Balance as of June 30, 2016	1,170,000	$0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, and (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate; and (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of common stock. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended June 30, 2016 and 2015, were $-0- and for the six months ended June 30, 2016 and 2015, were $52,800 and $5,200, respectively (included in our general and administrative expense).

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

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of August 8, 2016, approximately $3.5 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 8, 2016, the Company has issued 6,635,000 restricted shares of our Common Stock in exchange for $663,500 in investment in this offering.

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products, (ii) recyclables (metals, plastics, glass) from the MSW, and (iii) possibly operating a MSW transfer station where we could install our technology. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the three and six month periods ended June 30, 2016 and 2015.

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

Recent Developments

Acquisition of 25 Van Keuren LLC
On June 23, 2016, Cleantech entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”) pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren and the former members of Van Keuren retained a 1% interest.

The New Jersey Sports and Exposition Authority has received certification of an amendment to the Solid Waste Management Plan from the New Jersey Department of Environmental Protection (“DEP”) to include the proposed operation of a municipal solid waste transfer station and material recovery facility (“TS/MRF”) at a site located in Jersey City, New Jersey. CleanTech and Van Keuren intend to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the acquisition, CleanTech acquired an option to lease the property located in Jersey City within 30 days after the final permit issues from the New Jersey DEP. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF.

Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate the TS/MRF. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted common stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. The assets consist solely of costs incurred towards obtaining the required permits and have been recorded as an intangible asset on our consolidated financial statements. This intangible will be expensed if and when the Company and Van Keuren complete the permit process and begin operations.

Investments
In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 8, 2016, the Company has issued 6,635,000 restricted shares of our Common Stock in exchange for $663,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of August 8, 2016, approximately $3.5 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In June 2016, the Company received an investment of $50,000 in the form of a note payable, due on December 3, 2016, with an annual rate of interest of 9%.

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

Jersey City

With our acquisition of Van Keuren, as described earlier under Recent Developments, the Company’s primary focus is to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF in Jersey City, NJ. As part of the acquisition, CleanTech acquired an option to lease the property located in Jersey City and intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation.

Biomass Feedstock Production

We are working to develop one or more other locations where waste collected would be processed using our technology and the biomass produced used to create heat and/or power. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation. In addition to research and development, the Company also plans to license and/or develop potential commercial projects.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended June 30,
	2016	2015	Change
General and administrative	$91,417	$85,278	$6,139
Professional fees	21,640	15,990	5,650
Operating loss	113,057	101,268	11,789

Other expense (income):
Interest expense	55,420	50,579	4,841
Interest income, net of accrued interest written-off	(1,721)	(1,631)	(90)

Net Loss	$166,756	$150,216	$16,540

General and Administrative – The increase in 2016 is primarily due to increased travel expenses of $5,000.

Professional Fees – The increase in 2016 is due to increased legal expenses of $6,000.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full three-months interest for the period ended June 30, 2016 for an investment in September 2015 in our 2015 Offering.

	Six months ended June 30,
	2016	2015	Change
General and administrative	$238,331	$185,696	$52,635
Professional fees	51,119	44,072	7,047
Operating loss	289,450	229,768	59,682

Other expense (income):
Interest expense	109,305	100,063	9,242
Interest income, net of accrued interest written-off	(3,440)	1,710	(5,150)

Net Loss	$395,315	$331,541	$63,774

General and Administrative – The increase in 2016 is primarily due to the expense recorded for the restricted common share grant in February 2016 to a member of management and certain board members.

Professional Fees – The increase in 2016 is due to increased legal expenses of $7,000.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full six-months interest for the period ended June 30, 2016 for an investment in September 2015 in our 2015 Offering.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in February 2010, matured in February 2015 and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 8, 2016, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015, (ii) $50,000 in a note payable in 2016, and (ii) $663,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13) commencing in 2013. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of August 8, 2016, our current cash and other assets are not sufficient to fund our operations. As of June 30, 2016, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Debt

Convertible Notes Payable - Since September 2008, the Company has conducted six offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth below:

Offering	Note Interest Rate	Note Conversion Price	Warrant Exercise Price	Term	Closed or Open
2008 Offering	6.0%	$0.25	$0.45	One-year	Closed
2009 Offering	6.0%	$0.08	$0.30	One-year	Closed
6/10 Offering	12.0%	$0.08	$0.30	One-year	Closed
11/10 Offering	6.0%	$0.06	$0.30	One-year	Closed
5/12 Offering	6.0%	$0.10	$0.35	18 months	Closed
2/14 Offering	6.0%	$0.10	n/a	18 months	Closed
2015 Offering	6.0%	$0.10	$0.15	18 months	Closed

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of June 30, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of common stock in 2012. As of June 30, 2016, we had $1,874,074 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2016, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of June 30, 2016, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of June 30, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of June 30, 2016, the principal balance of this note was $6,928.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note. This note carries a 9% annual rate of interest, and is due on December 3, 2016. As of June 30, 2016, the principal balance of this note was $50,000.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	19,155,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		24,553,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through March 2019.

Summary of Cash Flow Activity

	Six months ended June 30,
	2016	2015
Net cash used by operating activities	$(108,817)	$(77,633)
Net cash used by investing activities	-	-
Net cash provided by financing activities	124,098	100,075

Net cash used by operating activities

During the six months ended June 30, 2016 and 2015, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 was primarily due to investments in our Equity Offering of $85,000 and in a Note Payable of $50,000, offset by note payable payments of $10,000. Net cash provided by financing activities for the six months ended June 30, 2015 was due to investments in our Equity Offering of $100,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2016. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,655,000	$3,655,000	$-	$-	$-
WL Meyer Legacy Trust Note (2)	120,000	120,000	-	-	-
Note Payable (Non-convertible) (3)	50,000	50,000	-	-	-
Operating Lease (4)	11,000	11,000	-	-	-
Total contractual obligations	$3,836,000	$3,836,000	$-	$-	$-

(1)
Represents value of principal amount of notes and estimates for interest. The notes are with various individuals, carry one-year or 18-month terms and are convertible into shares of Common Stock at the noteholders option. As of June 30, 2016, approx. $3.45 million of these notes have matured (including interest). We will work with the noteholders to refinance, convert or repay the notes.
(2)
Represents the value of principal and interest, secured by a security interest in the PSC Patent, and due September 17, 2016.
(3)
Represents the value of principal and interest, and is due December 3, 2016.
(4)
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. Our critical accounting policies and estimate assumptions have not changed during the three months ended June 30, 2016.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at June 30, 2016. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having two full-time employees (chief executive officer and chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended June 30, 2016, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2016, the Company raised a total of $638,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In February 2016, the Company issued 4,000,000 shares of restricted Common Stock to a member of management and certain members of the Company’s Board of Directors in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

In June 2016, the Company completed an acquisition of 25 Van Keuren LLC (“Van Keuren”), and issued in the aggregate 1,000,000 shares of restricted common stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren (the “Holders”). As of the close of business on June 23, 2016, the Company stock quote was $0.05. The issuance of the securities to the Holders under the acquisition agreement was conducted in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, and 2/14 Offerings) are due. As of June 30, 2016, approximately $3.45 million (including approximately $795,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

(a) See Index to Exhibits for a list and description of exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: August 8, 2016	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 8, 2016	By:	/s/ Thomas Jennewein
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