Form 10-Q
period 2016-09-30
CleanTech Biofuels, Inc.
filed 2016-11-14
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 11, 2016, 94,188,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2016	(audited) December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$872	$3,085
Prepaids and other current assets	37,451	38,666
Total Current Assets	38,323	41,751

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangible	50,914	-
Goodwill	26,582	-
Total Non-Current Assets	2,246,746	2,169,250
Total Assets	$2,285,069	$2,211,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$425,379	$399,297
Accrued interest	901,395	741,139
Accrued payroll and professional fees	1,547,619	1,359,257
Notes payable, net	2,975,087	2,852,447
Total Current Liabilities	5,849,480	5,352,140

Note Payable - Long-Term	-	85,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 94,188,413 and 87,488,413 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	94,188	87,488
Minority interest	505	-
Additional paid-in capital	7,380,114	7,178,514
Notes receivable - restricted common stock	(93,664)	(126,699)
Accumulated deficit	(10,945,554)	(10,365,442)
Total Stockholders' Equity (Deficit)	(3,564,411)	(3,226,139)
Total Liabilities and Stockholders' Equity (Deficit)	$2,285,069	$2,211,001

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Costs and expenses:
General and administrative	$92,137	$88,278	$330,468	$273,974
Professional fees	21,183	20,615	72,302	64,687
Operating Loss	113,320	108,893	402,770	338,661

Other expense (income):
Interest expense	57,502	52,544	166,807	152,607
Interest income, net of accrued interest written-off	13,975	(1,669)	10,535	41
	71,477	50,875	177,342	152,648

Income tax benefit	-	-	-	-

Net loss	$184,797	$159,768	$580,112	$491,309

Basic and diluted net loss per common share	**	**	$0.01	$0.01
Weighted average common shares outstanding	93,738,413	87,488,413	92,360,635	87,227,302

** - less than $0.01

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT) (unaudited)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	Deficit
Balances at December 31, 2015	87,488,413	$87,488	$7,178,514	$-	$(126,699)	$(10,365,442)

Interest on Notes Receivable	-	-	-	-	(5,014)	-
Issuance of restricted shares to an employee and certain board members at $0.013 per share	4,000,000	4,000	48,800	-	-	-
Issuance of restricted shares to investors at $0.10 per share	1,100,000	1,100	108,900	-	-	-
Issuance of restricted shares for acquisition of 25 Van Keuren LLC at $0.05 per share	1,000,000	1,000	49,000	505	-	-
Expiration of Note Receivable in August at $0.15 per share	(150,000)	(150)	(22,350)	-	38,049	-
Issuance of restricted shares to consultant in September at $0.024 per share	750,000	750	17,250
Net loss	-	-	-	-	-	(580,112)
Balances at September 30, 2016	94,188,413	$94,188	$7,380,114	$505	$(93,664)	$(10,945,554)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(580,112)	$(491,309)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	10,535	41
Share-based compensation expense	-	-
Issuance of restricted common stock to employees, consultants or directors	70,800	5,200
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	1,668	(55)
Accounts payable	26,082	19,699
Other assets and other liabilities	163,344	152,127
Accrued liabilities	161,371	210,530
Net cash used by operating activities	(146,312)	(103,767)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Acquisition of 25 Van Keuren LLC, net	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(453)	(256)
Issuance of Convertible Note Payable	-	85,000
Issuance of Note Payable	50,000	-
Payments on Convertible Note Payable	(15,448)	(6,000)
Sale of common stock	110,000	100,000
Net cash provided by financing activities	144,099	178,744
Net (decrease) increase in cash and cash equivalents	(2,213)	74,977
Cash and cash equivalents at beginning of period	3,085	162
Cash and cash equivalents at end of period	$872	$75,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,463	$479

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to employees, directors and/or consultants	$70,800	$5,200
Common stock issued for acquisition of 25 Van Keuren LLC	$50,000	$-

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2016.

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

Note 4 – Goodwill and Intangible Asset

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2015	$0
Acquisition of Van Keuren in June 2016	26,582
Balance at September 30, 2016	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The component of the Intangible Asset is as follows:

	September 30, 2016			December 31, 2015
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$-	$-	$-

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 17, 2015, which extended the due date to September 17, 2016 (we are working with the noteholder to extend the due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.

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

Note 7 – Debt

	Sept 30, 2016	Dec 31, 2015
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790, due one year from date of note, 6.0% interest	$199,790	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 on September 30, 2016 and $1,874,074 on December 31, 2015, due one year from date of note, 6.0% interest	1,877,162	1,874,074
WL Meyer Legacy Trust (fomerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in one year from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (7.1.2015), which is made up of one note with a face value of $1,929 on September 30, 2016 and $17,377 on December 31, 2015, minimum quarterly payments of $3,000, interest at 6.0%	1,929	17,377
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000, due March 28, 2017, interest at 6.0%	85,000	85,000
June 2016 Note Payable, interest at 9.0%, due December 3, 2016	50,000	-
Total debt	2,975,087	2,937,447
Current maturities	(2,975,087)	(2,852,447)
Long-term debt	$-	$85,000

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of September 30, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30 2016, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2016, approximately $1.82 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2016, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of September 30, 2016, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings (we are working with the noteholder to extend the due date). The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of September 30, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of September 30, 2016, the principal balance of this note was $1,929.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note, which carries a 9% annual rate of interest, and is due on December 3, 2016. As of September 30, 2016, the principal balance of this note was $50,000.

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

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	16,905,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		22,303,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from October 2016 through July 2019.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2016, the Company issued 6,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $663,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2016, and December 31, 2015, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 92 million and 87 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2016, all amounts have been paid to FEI except for approximately $48,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of September 30, 2016 and December 31, 2015, the aggregate amount of these investments, including interest, is approximately $758,000 and $677,000, respectively.

Beginning in 2009, the Company provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his positions with the Company effective June 21, 2010. As of September 30, 2016 and December 31, 2015, the aggregate balances of advances totaled approximately $14,000 and $33,000, respectively. The balances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of September 30, 2016, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2016, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three and nine month periods ended September 30, 2016 and 2015.

The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payment arrangements totaled approximately $312,000 at September 30, 2016 and December 31, 2015. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently. As of September 30, 2016, there was no unrecognized compensation cost related to all current share-based payment arrangements.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted Average Exercise Price	Aggregate intrinsic value
Options outstanding at December 31, 2015	12,197,000	$0.10	(1)
Granted	-
Exercised	-
Forfeited	(40,000)	$0.10
Options outstanding at September 30, 2016	12,157,000	$0.10	(1)

Options exercisable at September 30, 2016	12,157,000	$0.10	(1)

Unvested Options at September 30, 2016	-

(1) The weighted-average exercise price at September 30, 2016 and December 31, 2015 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2015	1,170,000	$ 0.10
Granted	-
Forfeited	(150,000)	$ 0.15
Balance as of September 30, 2016	1,020,000	$ 0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate; and (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of common stock, and (v) in September 2016 for 750,000 shares to a consultant to provide certain corporate services. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended September 30, 2016 and 2015, were $-0- and for the nine months ended September 30, 2016 and 2015, were $52,800 and $5,200, respectively (included in our general and administrative expense).

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

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of November 11, 2016, approximately $3.6 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 11, 2016, the Company has issued 6,635,000 restricted shares of our Common Stock in exchange for $663,500 in investment in this offering.

The Company received an investment of $35,000 in October 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

o	our ability to raise additional capital on favorable terms or identify another source of outside liquidity,
o	our ability to continue operating and to implement our business plan,
o	the commercial viability of our technologies,
o	our ability to maintain and enforce our exclusive rights to our technologies,
o	the demand for and production costs of various energy products that could be made from our biomass,
o	competition from other alternative energy technologies, and
o	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products, (ii) recyclables (metals, plastics, glass) from the MSW, and (iii) possibly operating a MSW transfer station where we could install our technology. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the three and nine month periods ended September 30, 2016 and 2015.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 11, 2016, the Company has issued 6,635,000 restricted shares of our Common Stock in exchange for $663,500 in investment in this offering.

The Company received an investment of $35,000 in October 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

All of the promissory notes in our 2009, 5/12 and 2/14 Offerings, and certain notes in our 11/10 Offering are now due. As of November 11, 2016, approximately $3.6 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended September 30,
	2016	2015	Change
General and administrative	$92,137	$88,278	$3,859
Professional fees	21,183	20,615	568
Operating loss	113,320	108,893	4,427

Other expense (income):
Interest expense	57,502	52,544	4,958
Interest income, net of accrued interest written-off	13,975	(1,669)	15,644

Net Loss	$184,797	$159,768	$25,029

General and Administrative – The increase in 2016 is primarily due to miscellaneous corporate costs and travel expenses.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full three-months interest for the period ended September 30, 2016 for an investment in September 2015 in our 2015 Offering.

Interest Income, net of accrued interest written-off – A note receivable to purchase shares of our common stock, originally issued in August 2007, matured in August 2016 and was not paid. As a result, the accrued interest income of approximately $15,000 and the note were written-off and the shares were forfeited and cancelled.

	Nine months ended September 30,
	2016	2015	Change
General and administrative	$330,468	$273,974	$56,494
Professional fees	72,302	64,687	7,615
Operating loss	402,770	338,661	64,109

Other expense (income):
Interest expense	166,807	152,607	14,200
Interest income, net of accrued interest written-off	10,535	41	10,494

Net Loss	$580,112	$491,309	$88,803

General and Administrative – The increase in 2016 is primarily due to the expense recorded for the restricted common share grants in 2016 to a member of management and certain board members.

Professional Fees – The increase in 2016 is due to increased legal expenses of $7,000.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full nine-months interest for the period ended September 30, 2016 for an investment in September 2015 in our 2015 Offering.

Interest Income, net of accrued interest written-off – In August 2016, a note receivable to purchase shares of our common stock, originally issued in August 2007, matured and was not paid. As a result, the accrued interest income of approximately $15,000 and the note were written-off and the shares were forfeited and cancelled. In February 2015, a note receivable to purchase shares of our common stock, originally issued in February 2010, matured and was not paid. As a result, the accrued interest income of approximately $5,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 11, 2016, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015, (ii) $85,000 in two notes payable in 2016, and (ii) $663,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13) commencing in 2013. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of November 11, 2016, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2016, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of September 30, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of common stock in 2012. As of September 30, 2016, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2016, approximately $1.82 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2016, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of September 30, 2016, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings (we are working with the noteholder to extend the due date). The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of September 30, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual rate of interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of September 30, 2016, the principal balance of this note was $1,928.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note. This note carries a 9% annual rate of interest, and is due on December 3, 2016. As of September 30, 2016, the principal balance of this note was $50,000.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	842,221
Noteholders, 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agrements (a)	$0.15	16,905,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		22,303,221	22,447,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from October 2016 through July 2019.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2016	2015
Net cash used by operating activities	$(146,312)	$(103,767)
Net cash used by investing activities	-	-
Net cash provided by financing activities	144,099	178,744

Net cash used by operating activities

During the nine months ended September 30, 2016 and 2015, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to investments in our Equity Offering of $110,000 and in a Note Payable of $50,000, offset by note payable payments of $15,000. Net cash provided by financing activities for the nine months ended September 30, 2015 was due to investments in our Equity Offering of $100,000 and an investment in a note payable offering of $85,000, offset by note payable payments of $6,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2016. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,704,000	$3,704,000	$-	$-	$-
WL Meyer Legacy Trust Note (2)	121,000	121,000	-	-	-
Note Payable (Non-convertible) (3)	52,000	52,000	-	-	-
Operating Lease (4)	5,000	5,000	-	-	-
Total contractual obligations	$3,882,000	$3,882,000	$-	$-	$-

(1) Represents value of principal amount of notes and estimates for interest. The notes are with various individuals, carry one-year or 18-month terms and are convertible into shares of Common Stock at the noteholders option. As of September 30, 2016, approx. $3.6 million of these notes have matured (including interest). We will work with the noteholders to refinance, convert or repay the notes.
(2) Represents the value of principal and interest, secured by a security interest in the PSC Patent, and was due September 17, 2016.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 28, 2016. Our critical accounting policies and estimate assumptions have not changed during the three months ended September 30, 2016.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at September 30, 2016. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting – During the three months ended September 30, 2016, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2016, the Company raised a total of $663,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, and 2/14 Offerings) are due. As of September 30, 2016, approximately $3.6 million (including approximately $850,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits - (a) See Index to Exhibits for a list and description of exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: November 14, 2016	/s/ Edward P. Hennessey, Jr.
_____________________
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 14, 2016	/s/ Edward P. Hennessey, Jr.
__________________________
Edward P. Hennessey, Jr.
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