Form 10-K
period 2016-12-31
CleanTech Biofuels, Inc.
filed 2017-03-31
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 (the last business day of our most recently completed second quarter) - $2,863,064

As of March 30, 2017, the number of shares outstanding of the Company's common stock was 94,188,413.

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

Company Overview

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities during 2016 and 2015.

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

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not owned by the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (CHP). Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics). Our plans may also include possibility of operating a MSW transfer station where we could install our technology.

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

On June 23, 2016, we entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest.

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

On December 6, 2016, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Mercer Group International, Inc. which memorializes the Parties intent for CleanTech to lease 4 acres inside of Mercer Groups’ solid waste transfer station facility where CleanTech intends to install its Biomass Recovery Process technology. The MOU also includes a provision for Mercer Group to supply MSW and pay a tipping fee to the CleanTech operation. This MOU was for an initial term of 90 days and expired on March 6, 2017. The Parties continue to work toward a definitive lease and supply agreement.

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

New Technologies; Commercializing Existing Technologies

Because of our ability to produce a clean, homogenous biomass feedstock, we are frequently presented with the opportunity to partner with or acquire new technologies. In addition to developing our current technologies, we intend to continue to add technologies to our suite of solutions that complement our core operations. We believe that our current technologies and aspects of technologies in development or contemplation will enable us to eventually expand our business to use organic material from other waste streams such as municipal bio-solids from waste water facilities and animal waste for fuel production.

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

Competition

Competition in our industry will primarily come from Mass Burn, RFD, and/or WTE plants if we produce power and steam. All of these types of plants use MSW for their feedstock.

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

If we are able to continue to develop our business and pursue opportunities, we may incur research and development costs. We incurred no costs in 2016 and 2015 for research and development.

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

Employees

The Company currently has one full-time employee, its Chief Executive Officer and Interim Chief Financial Officer, Edward P. Hennessey, Jr., and two part-time employees, its Chief Technology Officer, David Fenton and its VP-Business Development, Scott Fenton. Both David and Scott Fenton are continuing their engineering consulting business, Fenton Engineering International, on a full-time basis and are available to the Company as needed. Neither David nor Scott Fenton receive a salary from the Company but they are eligible for stock awards.

Access to SEC Filings

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

In addition, we currently have only one full-time employee, our Chief Executive Officer who is acting as the Company’s Interim Chief Financial Officer, who spends at least 40 hours a week on our business. Collectively, he has less experience in operating an alternative energy company compared to many of our competitors. Moreover, given the rapid changes in the industry, we face challenges in planning and forecasting accurately. Our lack of expertise and resources may have a negative impact on our ability to implement our strategic plans, which may result in our inability to commence meaningful operations, achieve profitable operations or otherwise succeed in other aspects of our business plan.

Our financial statements reflect a “going concern” qualification.

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2016 expressed a qualification about our ability to continue as a going concern. This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

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

We currently have one full-time employee, our Chief Executive Officer who is also the Company’s Interim Chief Financial Officer. If we are able to implement our business plan, part of our success is expected to depend on our ability to recruit senior management and other key technology development, construction and operations employees. Especially given our lack of financial resources, we cannot be certain that we will be able to attract, retain and motivate such employees. The inability to hire and retain one or more of these employees could cause delays or prevent us from implementing our business strategy. The majority of our new hires could be engineers, project managers and operations personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot attract and retain, on acceptable terms, the qualified personnel necessary for the development of our business, we may not be able to commence operations or grow at an acceptable pace.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2016, we had: (i) 94,188,413 shares of our common stock outstanding, and (ii) also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 55.0 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase approximately 19.1 million shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

ITEM 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.      Properties

We currently occupy 1,800 square feet of office space in St. Louis, Missouri. The initial term of the lease has expired, however, are continuing to lease on a month-to-month basis (current term ended December 2016). The monthly lease payment is $1,800, plus utilities. We took possession of the leased space in January, 2008.

ITEM 3.      Legal Proceedings

None

ITEM 4.      Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (“Common Stock”) (symbol: CLTH) is currently posted on the OTCQB Market. The following table sets forth for the periods indicated the high and low bid prices per share of our Common Stock:

	Price Range of Common Stock
Year Ended December 31, 2014
First Quarter	$0.04	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

Year Ended December 31, 2015
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.01

Year Ended December 31, 2016
First Quarter	$0.06	$0.02
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.11	$0.08

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

On March 29, 2017, the closing price of our Common Stock was $0.085 per share. As of March 30, 2017, we had approximately 125 stockholders of record.

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

Recent Sales of Unregistered Securities

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2016, the Company raised a total of $663,500 of investment proceeds pursuant to the Equity Offering 8/13. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D (“Rule 506(b)”) promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act.

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

During September 2015, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (2015 Offering). As of December 31, 2016, the Company raised a total of $85,000 of investment proceeds pursuant to the 2015 Offering. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock at $0.10 per share at the noteholders option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide three times coverage of the potential shares issued on the principal value of the note at a price of $0.15 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) and/or Section 4(a)(2) of the Securities Act.

In February 2016, the Company issued 4,000,000 shares of restricted Common Stock to a members of management in consideration for services. These shares were issued in a private transaction in reliance on Section 4(a)(2) of the Securities Act.

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

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2016 compared to the year ended December 31, 2015

	Years ended December 31,
	2016	2015	Change	% Change
Costs and expenses:
General and administrative	$394,709	$363,933	$30,776	8%
Professional fees	91,402	81,107	10,295	13%
	486,111	445,040	41,071

Other expense (income):
Interest expense	225,268	206,728	18,540	9%
Interest income, net of accrued interest written-off	9,315	(1,672)	10,987	-657%

Net loss applicable to common stockholders	$720,694	$650,096	$70,598	11%

Costs and expenses:

General and administrative – The increase in 2016 is due primarily to an increase of: $48,000 related to stock grants, $12,000 in travel and entertainment, offset by a decrease of $30,000 in payroll and business insurance.

Professional Fees – The increase in 2016 is due primarily to an increase of $10,000 in accounting and consulting fees.

Interest expense – The increase in 2016 is due to the compounding effect of interest on our notes payable along with two new notes in June and October of 2016.

Year ended December 31, 2015 compared to the year ended December 31, 2014

	Years ended December 31,
	2015	2014	Change	% Change
Costs and expenses:
General and administrative	$363,933	$425,842	$(61,909)	-15%
Professional fees	81,107	92,661	(11,554)	-12%
	445,040	518,503	(73,463)

Other expense (income):
Interest expense	206,728	196,432	10,296	5%
Interest income, net of accrued interest written-off	(1,672)	(3,076)	1,404	-46%

Net loss applicable to common stockholders	$650,096	$711,859	$(61,763)	-9%

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

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 30, 2017, we raised an aggregate of: (i) approximately $3.15 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2016 and (ii) $713,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of March 30, 2017, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2016, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of December 31, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2016, we had $1,877,162 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2016, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2016, raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2016, this note has been paid in full.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2016	2015	2014
Noteholders, 11/10 Offering	$0.30	398,221	842,221	798,649
Noteholders, 5/12 Offering (c)	$0.35	-	-	571,428
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000	-
Investors in Subscription Agreements (a)	$0.15	13,725,000	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	-
Vertex Energy, Inc. (b)	$0.11	-	-	-
Vertex Energy, Inc. (b)	$0.10	-	-	-
		19,123,221	22,447,221	17,275,077

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

(b)	These warrants expired on October 22, 2014.
(c)	The last of these warrants expired on July 5, 2015.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2016	2015	2014
Net cash used by operating activities	$(179,619)	$(165,301)	$(350,202)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	177,170	168,224	349,961

Net cash used by operating activities

During 2016, 2015 and 2014, cash used by operating activities was impacted primarily by increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

During 2016, cash provided by financing activities was primarily due from the continuance of our Equity Offering and the issuance of equity and a note payable for a total of $195,000, offset by note payable payments of $17,377. During 2015, cash provided by financing activities was primarily due from the continuance of our Equity Offering and the issuance of a Convertible Note combining for a total of $185,000, offset by note payable payments of $14,500. During 2014, cash provided by financing activities was primarily from the continuance of our Equity Offering and the issuance of a Convertible Note combining for a total of $347,500.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2016. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,756,009	$3,756,009	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	122,670	122,670	-	-	-
Note Payable (Non-convertible) (3)	52,614	52,614	-	-	-
Note Payable (Non-convertible) (5)	35,690	35,690	-	-	-
Operating Lease (4)	-	-	-	-	-
Total contractual obligations	$3,966,983	$3,966,983	$-	$-	$-

(1)

Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-yr terms and are convertible into shares of the Company's C/S at the noteholders option. The first of these notes came due in April 2010. If the noteholders do not convert their notes into shares of C/S, the notes will have to be repaid or refinanced.

(2)	Amount represents value of principal amount of note and interest. Final payment on this note was due Sept 17, 2016.
(3)	Amount represents value of principal amount of note and interest. Final payment on this note was due December 3, 2016.
(4)	Represents lease for office space. The original lease expired in Dec-2010 and can be extended for two year periods at expiring terms and conditions (current term ended Dec-2016).
(5)	Amount represents value of principal amount of note and interest. Final payment on this note is due April 12, 2017.

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2016. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

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

As of and during the year ended December 31, 2016 and 2015, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CleanTech Biofuels, Inc.

St. Louis, Missouri

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. CleanTech Biofuels Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note 15 to the financial statements, the Company’s significant operating losses and recent inability to secure additional capital to implement its business plan raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILHOUSE & NEAL, LLP

Certified Public Accountants

Maryland Heights, Missouri

March 30, 2017

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$636	$3,085
Prepaids and other current assets	29,119	38,666
	29,755	41,751

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	-
Goodwill	26,582	-
Total Assets	$2,276,501	$2,211,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$421,839	$399,297
Accrued interest	958,825	741,139
Accrued payroll and professional fees	1,593,892	1,359,257
Notes payable, net	3,008,158	2,852,447
Total Current Liabilities	5,982,714	5,352,140

Notes Payable - Long-Term	-	85,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 94,188,413 and 87,488,413 shares issued and outstanding at December 31, 2016 and 2015, respectively	94,188	87,488
Minority Interest	505	-
Additional paid-in capital	7,380,114	7,178,514
Notes receivable - restricted common stock	(94,884)	(126,699)
Accumulated deficit	(11,086,136)	(10,365,442)
Total Stockholders' Equity (Deficit)	(3,706,213)	(3,226,139)
Total Liabilities and Stockholders' Equity (Deficit)	$2,276,501	$2,211,001

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015	2014
Costs and expenses:
General and administrative	$394,709	$363,933	$425,842
Professional fees	91,402	81,107	92,661
Total	486,111	445,040	518,503

Other expense (income):
Interest expense	225,268	206,728	196,432
Interest income, net of accrued interest written-off	9,315	(1,672)	(3,076)
Total	234,583	205,056	193,356

Income tax benefit	-	-	-

Net loss	$720,694	$650,096	$711,859

Basic and diluted net loss per common share	$0.01	$0.01	$0.01

Weighted average common shares outstanding	92,817,580	87,292,580	83,492,089

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	deficit
Balances at December 31, 2013	78,546,647	$78,547	$6,781,286	$-	$(151,951)	$(9,003,487)
Issuance of restricted shares to consultant in January at $0.012/share	500,000	500	5,500	-	-	-
Issuance of restricted shares to investors during year at $0.10/share	2,475,000	2,475	245,025	-	-	-
Issuance of restricted shares to certain board members and an employee in April at $0.008/share	4,250,000	4,250	29,750	-	-	-
Expiration of Note Receivable in September at $0.10/share	(150,000)	(150)	(14,850)	-	20,054	-
Conversion of Convertible Note in October at $0.08/share	516,766	516	40,825	-
Interest on Notes Receivable	-	-	-	-	(8,130)	-
Stock-based compensation	-	-	2,128	-	-	-
Net loss	-	-	-	-	-	(711,859)
Balances at December 31, 2014	86,138,413	86,138	7,089,664		(140,027)	(9,715,346)
Issuance of restricted shares to employee in January at $0.01/share	500,000	500	4,700	-	-	-
Issuance of restricted shares to investors during year at $0.10/share	1,000,000	1,000	99,000	-	-	-
Expiration of Note Receivable in February at $0.10/share	(150,000)	(150)	(14,850)	-	20,049	-
Interest on Notes Receivable	-	-	-	-	(6,721)	-
Net loss	-	-	-	-	-	(650,096)
Balances at December 31, 2015	87,488,413	87,488	7,178,514	-	(126,699)	(10,365,442)
Issuance of restricted shares to investors at $0.10/share	1,100,000	1,100	108,900	-	-	-
Issuance of restricted shares to BOoard of Directors & mgmt. at $0.01/share in February	4,000,000	4,000	48,800	-	-	-
Issuance of restricted shares for Van Keuren acquisition at $0.05/share in June	1,000,000	1,000	49,000	505	-	-
Note Receivable expired/Shares forfeited in August at $0.10/share	(150,000)	(150)	(22,350)	-	38,049	-
Issuance of restricted shares to consultant at $0.024/share in September	750,000	750	17,250	-	-	-
Interest on Notes Receivable	-	-	-	-	(6,234)	-
Net loss	-	-	-	-	-	(720,694)
Balances at December 31, 2016	94,188,413	$94,188	$7,380,114	$505	$(94,884)	$(11,086,136)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
Operating Activities	2016	2015	2014
Net loss applicable to common stockholders	$(720,694)	$(650,096)	$(711,859)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Depreciation	-	-	-
Interest income	9,315	(1,672)	(3,076)
Share-based compensation expense	-	-	2,128
Issuance of restricted common stock	70,800	5,200	40,000
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	10,000	2,000	600
Accounts payable	22,542	7,300	(6,654)
Other assets and other liabilities	220,774	205,950	195,712
Accrued liabilities	207,644	266,017	132,947
Net cash used by operating activities	(179,619)	(165,301)	(350,202)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	(453)	(2,276)	2,461
Issuance of Convertible Notes Payable	-	85,000	100,000
Issuance of Note Payable	85,000	-	-
Payments on Notes Payable	(17,377)	(14,500)	-
Sale of common stock	110,000	100,000	247,500
Net cash provided by financing activities	177,170	168,224	349,961
Net (decrease) increase in cash and cash equivalents	(2,449)	2,923	(241)
Cash and cash equivalents at beginning of period	3,085	162	403
Cash and cash equivalents at end of period	$636	$3,085	$162

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,484	$777	$721

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$70,800	$5,200	$40,000
Common stock issued for acquisition of Van Keuren	50,000	-	-
Common stock issued for convertible notes converted	$-	$-	$41,341
Common stock released from escrow for acquisition of Biomass	$-	$-	$-

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

Consolidation - The financial statements include the accounts of CleanTech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, In., CTB Licensing, LLC and Van Keuren LLC. All significant intercompany transactions and balances are eliminated in consolidation.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2013-2016. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

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

As of December 31, 2016 and 2015, and during the years ended December 31, 2016, 2015, and 2014, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the amount of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue. The Company issued shares in 2014, 2015 and 2016 as detailed further in Note 10.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2016, 2015 and 2014, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 86 million, 87 million and 78 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within the fiscal years. Early adoption is permitted. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

On June 23, 2016, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest.

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

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	Dec 31, 2016	Dec 31, 2015
Computers	$-	$-
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	34,499	34,499
Accumulated Depreciation	(34,499)	(34,499)
Total	$-	$-

For the years ended December 31, 2016 and 2015, we had no depreciation expense.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 17, 2015, which extended the due date to September 17, 2016. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.  As of December 31, 2016, the note is curcurrently due.

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

25 Van Keuren LLC

As discussed in Note 3, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC ("Van Keuren"). The total assets of Van Keuren at the time of the acquisition were $51,000. The assets have been recorded as an intangible asset in our consolidated financial statements. This intangible will be expensed if and when the Company and Van Keuren complete the permit process and begin operations.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 – Debt

	Dec 31, 2016	Dec 31, 2015
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790 at December 31, 2016 and 2015 due one year from date of note, interest at 6.0%	$199,790	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 and $1,874,074 at December 31, 2016 and 2015, respectively, due one year from date of note, interest at 6.0%	1,877,162	1,874,074
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (7.1.2015), which is made up of one note with a face value of $17,377, minimum quarterly payments of $3,000, interest at 6.0%	-	17,377
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	50,000	-
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	35,000	-
Total debt	3,008,158	2,937,447
Current maturities	(3,008,158)	(2,852,447)
Long-term debt	$-	$85,000

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Note Payable. As a result, as of December 31, 2016, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock during 2011 and four notes were converted to shares of common stock in 2012. As of December 31, 2016, we had $1,877,162 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2016, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2016, all of these notes were outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2016, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2016, had raised a total of $85,000 of investment proceeds.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2016, $77,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2016, this note has been paid in full.

In June and October of 2016 the Company issued notes payable, with no conversion feature, to a current Board of Directors member, James Russell, in the amounts of $35,000 and $50,000, respectively.

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

	Exercise	As of December 31,
Warrants issued to:	Price	2016	2015	2014
Noteholders, 11/10 Offering	$0.30	398,221	842,221	798,649
Noteholders, 5/12 Offering (c)	$0.35	-	-	571,428
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000	-
Investors in Subscription Agreements (a)	$0.15	13,725,000	16,605,000	13,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	-
Vertex Energy, Inc. (b)	$0.11	-	-	-
Vertex Energy, Inc. (b)	$0.10	-	-	-
		19,123,221	22,447,221	17,275,077

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through May 2018.

(b)	These warrants expired on October 22, 2014.
(c)	The last of these warrants expired on July 5, 2015.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2016, the Company had issued 6,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $663,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

In November 2013, the Company released 4,000,000 shares (at $0.012 per share) from escrow in accordance with the amended technology license previously disclosed in Note 6.

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

In February 2016, the Board approved a grant to certain Board members and management for an aggregate of 4,000,000 shares of restricted common stock (at $0.013 per share). The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company®€™s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined such grants were in the best interest of the Company and its stockholders.

In June 2016, the Company completed an acquisition of Van Keuren, as previously disclosed in Note 3, and issued in the aggregate 1,000,000 shares of restricted common stock of the Company (at $0.05 per share) to certain holders of membership interests in Van Keuren.

In August 2016, a note receivable from a former director matured and was not paid. The note was originally issued in August 2007 to purchase shares of our common stock. As a result, 150,000 shares of restricted common stock, issued at $0.15 per share were forfeited and cancelled.

In September 2016, the Company issued 750,000 shares of common stock to a consultant for business transactions and financing services to be provided over a one-year term.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2016 and 2015, all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of December 31, 2016 and 2015, the aggregate balance of Mr. Hennessey’s advances totaled approximately $33,000. Mr. Kime’s advance has been netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances are included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of December 31, 2016 and 2015, the aggregate amount due on these investments, including interest, is approximately $677,000.

In June and October of 2016 the Company issued  notes payable, with no conversion feature, to a current Board of Directors member, James Russell, in the amounts of $35,000 and $50,000, respectively.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of December 31, 2016, none of these options were cancelled or expired and all 350,000 shares of these options were vested.

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

In February 2016, the Board approved common stock grants to a member of management, and certain board members, for 4.0 million shares, in the aggregate, of restricted common stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of common stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company's strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), or Section 4(a)(2) of the Act, and will therefore be "restricted securities" as such term is used in Rule 144 of the Act. The value of this share grant, $52,800, has been recorded as general & administrative expense for the year ended December 31, 2016. The option agreements were issued outside of the Company's 2007 Stock Option Plan and carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company's closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

In February 2016, the Company issued a stock option agreement to a consultant for the purchase of 100,000 shares of common stock. The option agreement was issued outside of the Company's 2007 Stock Option Plan and carries the following terms: seven-year agreement, vesting in thirds ratably over three years, and are exercisable at the Company's closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

	2016			2015	2014
Risk-free interest rate		0.91%		0.85%	n/a
Dividend yield		0%		0%	n/a
Volatility		14.81%		15.99%	n/a
Expected term (years)	4.48	-	4.50	3.75	n/a
Weighted-average Fair Value		$0.00		$0.00	n/a

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

	For the Year Ended December 31,
	2016	2015	2014
Pre-tax compensation expense:
Stock options	$-	$-	$2,128
Warrants	-	-	-
Total expense	-	-	2,128
Tax benefit, net	-	-	-
After-tax compensation expense	$-	$-	$2,128

Related to all grants, the Company currently has no compensation expense for stock options for 2016. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $312,000 at December 31, 2016. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

As of December 31, 2016, there was no unrecognized compensation cost related to all share-based payment arrangements. There were 3,600,000 options granted that are not yet vested as of December 31, 2016 and have a weighted-average exercise price of $0.13. These options will vest as follows: 1,200,000 shares in February 2017, 2018 and 2019, respectively.

A summary of the Company's stock option activity and related information as of and for the three years ended December 31, 2016, is set forth in the following table:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2013	11,947,000	$0.11	(1)
Granted	-
Forfeited	-
Options outstanding as of December 31, 2014	11,947,000	0.11	(1)
Granted	350,000	0.10
Forfeited	(100,000)	0.58
Options outstanding as of December 31, 2015	12,197,000	0.10	(1)
Granted	-
Forfeited	(3,852,000)
Options outstanding as of December 31, 2016	8,345,000	0.10	(1)
Options exercisable at of December 31, 2016	8,345,000

(1)

The weighted-average exercise price at December 31, 2016, 2015 and 2014 for all options was greater than the fair value of the Company’s common stock on that date, resulting in an intrinsic value of $-0-.

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company's strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The following table summarizes information about the Company's issuances of restricted stock as of and for the three years ended December 31, 2016:

	Restricted Shares Issued	Weighted Average Issuance Price
Balance as of December 31, 2013	1,470,000	$0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2014	1,320,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2015	1,170,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2016	1,020,000	0.10

The Company issued the following grants of restricted Common Stock outside of the Stock Plan: (i) in February 2016 for 4,000,000 shares to members of management, (ii) in January 2015 for 500,000 shares to a member of management. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the years ended December 31, 2016 and 2015 were $52,800 and $5,200, respectively, and is included in our general and administrative expense.

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

The Company incurred no income taxes for the years ended December 31, 2016, 2015 and 2014.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2015, 2014 and 2013 is approximately $281,000, $254,000 and $278,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2016, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2032	51,000
2033	52,000
2034	18,000
2035	18,000
2036	78,000
$2,009,000

This NOL results in a net deferred tax asset of approximately $829,000 for which the Company has recorded a full valuation allowance. The NOL carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382. Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2016	2015
Start-up costs	$1,025,000	$975,000
Net operating loss carryforward	829,000	799,000
Accrual to cash conversion	1,888,000	1,687,000
Share-based compensation related to stock options	312,000	312,000
Other	6,000	6,000
Total	4,060,000	3,779,000
Valuation allowance	(4,060,000)	(3,779,000)
Net deferred tax asset	$-	$-

Note 12 – Commitments and Contingencies

Commitments

Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired, however, we are continuing to lease on a month-to-month basis (current term ended December 2016). Our monthly rent under the lease is $1,800 plus the cost of utilities.

Contingencies

The Company currently has no open litigation or claims.

Note 13 – Subsequent Events

All of the promissory notes in our 2009, 5/12, and 2/14 Offerings and certain notes in our 11/10 Offering are now due. As of March 30, 2017, approximately $3.0 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of March 30, 2017, the Company has raised $85,000 of investment proceeds.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 30, 2017, the Company has issued 7,135,000 restricted shares of our Common Stock in exchange for $713,500 in investment in this offering.

In January 2017, the Company issued a note payable to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2016:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$146,914	$91,417	$92,137	$64,241
Professional fees	29,479	21,640	21,183	19,100
	176,393	113,057	113,320	83,341
Other expense (income):
Interest	53,885	55,420	57,502	58,461
Other (income) expense	(1,719)	(1,721)	13,975	(1,220)

Net loss applicable to common stockholders	$228,559	$166,756	$184,797	$140,582

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2015:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$100,418	$85,278	$88,278	$89,959
Professional fees	28,082	15,990	20,615	16,420
	128,500	101,268	108,893	106,379
Other expense (income):
Interest	49,484	50,579	52,544	54,121
Other (income) expense	3,341	(1,631)	(1,669)	(1,713)

Net loss applicable to common stockholders	$181,325	$150,216	$159,768	$158,787

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

Note 15 - Going Concern

During the year ended December 31, 2016, the Company had a net loss of $720,000, negative cash flow from operations of $180,000, and negative working capital of $5.9 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity's ability to continue as a going concern, however was not able to alleviate the substantial doubt about the Company's ability to continue as a going concern within one year after March 30,2017, the date these financial statements were available for issue.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures – We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at December 31, 2016. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one total full-time employee (chief executive officer and interim chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2016, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

As of the date of the filing of this Form 10-K, we have not held an annual meeting of our stockholders since December 29, 2015, a period that exceeds the window of thirteen months between annual meetings established by Delaware law, but we anticipate an annual meeting of stockholders will be held sometime in 2017. As a result, our Class III directors were not submitted for election by our stockholders in 2016 as planned. However, the current Class III directors continue to serve as directors until their respective successors are elected and qualified pursuant to the provisions of the Company’s Amended and Restated Bylaws.

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

Class III Directors:  Terms expiring in 2016

Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	58	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

James E. Russell	84	Mr. Russell served for over 30 years as Senior Vice President at Science Applications International Corporation (SAIC). Subsequently, from 2004 to present, he has served as a consultant to SAIC/Leidos and as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics. He was inducted to the University of Idaho Academy of Engineers in 2012.	2012

Class II Director:  Terms expiring in 2018

Name	Age	Principal Occupation	Service as Director Since
David Bransby, PhD	64	Dr. Bransby is a former Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he taught and conducted research from 1987 to 2015. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

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

Nomination of Directors

The Board of Directors does not currently have a standing Nominating Committee or a charter or a similar policy in place regarding the nominating process and, as a result, the Board of Directors as a whole performs the functions of a nominating committee and directs and oversees the process by which individuals may be nominated to our Board of Directors. The Company does not believe that given the small size of the Company that designating a separate nominating committee is necessary, and does believe that the Board of Directors as a whole is the appropriate body to oversee the nomination of directors. The Board of Directors will give appropriate consideration to written recommendations from stockholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the independent members of the Board of Directors to properly evaluate each nominee’s qualifications to serve as a director. Nominations must be addressed to the Secretary of the Company at 7386 Pershing Ave, University City, MO 63130. The Board of Directors may also conduct their own search for potential candidates that may include candidates identified directly by a variety of means as deemed appropriate by the independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not currently subject to the beneficial ownership reporting requirements of Section 16(a).

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2016. The Company’s CFO, Thomas Jennewein resigned his position with the Company in October 2016.

Name and Principal Position(s) (2)	Year	Salary		Option Awards(1)	Total
Edward P. Hennessey, President and CEO	2015	$22,000		$-	$22,000
	2016	$-		$-	$-
Thomas Jennewein, Chief Financial Officer	2015	$26,200	(3)	$-	$26,200
	2016	$24,000	(4)	$-	$24,000

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

(3)	Salary for 2015 includes a restricted stock grant of common stock valued at $5,200.
(4)	Salary for 2016 includes a restricted stock grant of common stock valued at $6,500.

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

Our current executive officer entered into a three-year employment agreement with the Company effective as of August 31, 2007 that provides for, among other things, the base salary, if any, of such executive officer's compensation package. This employment contract permits us to increase, but not decrease, base salary within the contract term. The contract expired on August 31, 2010 and by its terms, automatically renews for additional one-year periods, unless terminated by either the Company or the employee. This agreement is currently in effect.

Elements of our Executive Compensation Program

Our executive officer program consists of three basic elements: base salary, annual incentive bonus, and long-term incentive compensation. Currently our executive officer whose compensation is reported in the Summary Compensation Table are paid their approved salaries as cash is available and have not been paid any bonus. Subject to our ability to identify and execute on an outside funding source, we expect in the future we will begin paying the remaining Named Executive Officer salary and bonuses consistent with his position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:

Base Salary - In December 2008, annual base salaries, effective beginning November 2008, were approved of $144,000 for Mr. Hennessey and $120,000 for Mr. Jennewein. Salaries are currently paid based on cash availability and therefore neither Mr. Hennessey or Mr. Jennewein was paid his full salary in 2016 or 2015. Salary that is not paid is accrued in our financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses - None of our executive officers were paid a bonus in 2016 or 2015. We do not currently have any bonus plan for executive officers.

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

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code generally precludes a public company from taking a federal income tax deduction for annual compensation in excess of $1 million per individual paid to its chief executive officer or the other named executive officers. Under Section 162(m), certain compensation, including “performance-based compensation,” is excluded from this deduction limitation. Our intent is to structure compensation paid to our executives to be deductible; however, from time to time, the Board of Directors may award compensation that may not be deductible if it determines that such awards are consistent with our compensation philosophy and in the best interest of our stockholders. We believe that all of the 2016 compensation paid to our executive officers is fully deductible.

Outstanding Equity Awards at Fiscal Year-End - The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2016. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2016, which was $0.08.

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested
Edward P. Hennessey	8/31/2007	2,250,000	-	$0.15	8/31/2021		$-
	12/4/2008	1,200,000	-	$0.15	12/4/2022		$-
	8/25/2011	2,200,000	-	$0.055	8/25/2018		$-
	2/3/2016	666,667	1,333,333	$0.033	2/2/2023		$-

(1) The options shown in this column are nonvested as of December 31, 2016

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	2,200,000	$-	(2)
	-	$-	2,000,000	$-	(2)

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

Potential Payments Upon Termination or Change-in-Control - The employment agreement with our Named Executive Officer was entered into for an initial term of employment that commenced as of August 31, 2007 and expired on August 31, 2010. By its terms, the employment agreement automatically renews for additional one-year periods, unless terminated by either the Company or the employee. This agreement is currently in effect.

The employment agreement may be terminated upon: (i) the Company’s dissolution, (ii) the death or permanent disability of the employee, (iii) by the Company upon the employee’s unsatisfactory performance of his duties under the agreement, (iv) ten days’ written notice by the Company upon breach or default of the terms of the agreement by the employee, or (v) by the employee upon 30 days’ written notice to us. The employment agreements also permit the Company to terminate the employee’s employment following an act of misconduct.

If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date on which he was terminated.

Director Compensation - For the year ending December 31, 2016, the following table summarizes compensation for members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (1)	compensation	Total
David Bransby, Director	$-	$6,600	$-	$-	$6,600
James Russell, Director	-	39,600	-	-	39,600

(1) As of December 31, 2016, the following number of options were outstanding for each Director:
Bransby - 130,000 options, 100% vested; Russell - 40,000 options, 100% vested.

Each non-employee board member receives a grant of 40,000 options and 150,000 restricted shares of common stock upon joining as a director of the Company. In 2014, the Company’s non-employee directors at that time, received compensation in the aggregate of 3,500,000 restricted shares of the Company’s common stock. The Company’s non-employee directors received restricted shares totaling 3,500,000 in 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2016 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1)	7,443,275	7.90%
848 Pennsylvania Ave., Apt A
University City, MO 63130
SRS Legacy Trust(2)	6,072,214	6.40%
147 N. Meramec, Suite 200
Clayton, MO 63105
W.L. Meyer Legacy Trust	6,755,553	7.20%
15415 Clayton Rd.
Ballwin, MO 63011
James E. Russell	7,500,000	8.00%
5914 Holland Rd.
Rockville, MD 20851

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
(2)

SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary. Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and sole dispositive power with respect to these shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2016, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr. (1)	13,819,942	(1)	13.8%
Thomas Jennewein	1,810,000	(2)	1.9%
James Russell	7,540,000	(2)	8.0%
David Bransby	1,430,000	(2)	1.5%
Total owned by all Executive Officers and Directors	24,599,942		25.2%

(1)

Includes the shares described in (1) to the “Security Ownership of Certain Beneficial Owners” table and the vested portion and the portion that will vest within 60 days hereof of shares of options and restricted stock.

(2)

Amounts represent the vested portion, and the portion that will vest within 60 days of December 31, 2016, of shares of options and restricted stock, shares held individually, and/or restricted shares purchased through investment in our Equity Offering.

In connection with the merger with SRS Energy, we assumed SRS Energy’s 2007 Stock Option Plan, which was adopted by the SRS Energy Board of Directors and approved by the SRS Energy shareholders on April 16, 2007. We currently have 14,000,000 shares of our common stock reserved under our 2007 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	9,365,000	$0.10	4,635,000

Equity compensation plans not approved by security holders	-	-	-

Totals	9,565,000		4,435,000

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

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2016, the Hennessey balance of advances were approximately $13,000 and the Kime advance has been paid in full.

Two members of our Board of Directors, James Russell and David Bransby are parties to investments in our Convertible Note offerings – approximately $677,000 in the aggregate, including principal and interest, as of December 31, 2016. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2016, all amounts have been paid to FEI except for approximately $48,000.

In June and October of 2016 the Company issued a note payable to a current Board of Director, James Russell in the amounts of $35,000 and $50,000, respectively.

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

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2016	2015
Audit Fees (1)	$14,000	$13,700
Audit-Related Fees	-	-
Tax Fees (2)	2,000	2,000
All Other Fees	-	-
Total Fees	$16,000	$15,700

(1) Includes annual financial statement audit. (2) Includes fees for the preparation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with in 2016 and 2015.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.

Exhibits: See Index to Exhibits on pages 56-57 for a list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisk on the Index to Exhibits.

ITEM 16. Summary if Form 10-K

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.

          (registrant)

March XX, 2017	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March XX 2017	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

March XX, 2017	/s/ James Russell
James Russell, Director

March XX, 2017	/s/ Dr. David Bransby
David Bransby, Director

INDEX TO EXHIBITS

Exhibit Number	Description
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