Form 10-Q
period 2017-03-31
CleanTech Biofuels, Inc.
filed 2017-05-15
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,“ “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May12, 2017, 94,688,413 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$15,715	$636
Prepaids and other current assets	28,817	29,119
	44,532	29,755

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,291,278	$2,276,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$423,414	$421,839
Accrued interest	1,011,104	958,825
Accrued payroll and professional fees	1,641,911	1,593,892
Notes payable, net	3,023,158	3,008,158
Total Current Liabilities	6,099,587	5,982,714

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 94,688,413 and 94,188,413 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	94,688	94,188
Minority Interest	505	505
Additional paid-in capital	7,429,614	7,380,114
Notes receivable - restricted common stock	(96,120)	(94,884)
Accumulated deficit	(11,236,996)	(11,086,136)
Total Stockholders' Equity (Deficit)	(3,808,309)	(3,706,213)
Total Liabilities and Stockholders' Equity (Deficit)	$2,291,278	$2,276,501

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2017	2016
Costs and expenses:
General and administrative	$56,975	$146,914
Professional fees	42,823	29,479
	99,798	176,393

Other expense (income):
Interest expense	52,298	53,885
Interest income, net of accrued interest written-off	(1,236)	(1,719)
	51,062	52,166

Income tax benefit	-	-

Net loss	$150,860	$228,559

Basic and diluted net loss per common share	**	**
Weighted average common shares outstanding	94,521,746	90,671,746

** - less than $0.01

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	deficit
Balances at December 31, 2016	94,188,413	$94,188	$7,380,114	$505	$(94,884)	$(11,086,136)
Issuance of restricted shares to Board Member at $0.10/share	500,000	500	49,500	-	-	-
Interest on Notes Receivable	-	-	-	-	(1,236)	-
Net loss	-	-	-	-	-	(150,860)
Balances at March 31, 2017	94,688,413	94,688	7,429,614	505	(96,120)	(11,236,996)

The accompanying notes are an integral part of these financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities
Net loss applicable to common stockholders	$(150,860)	$(228,559)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income	(1,236)	(1,719)
Issuance of restricted common stock	-	52,800
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	302	(288)
Accounts payable	1,575	(9,564)
Other assets and other liabilities	52,298	53,663
Accrued liabilities	48,000	70,841
Net cash used by operating activities	(49,921)	(62,826)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	(2,276)
Issuance of Convertible Notes Payable	-	-
Issuance of Note Payable	15,000	-
Payments on Notes Payable	-	(3,000)
Sale of common stock	50,000	85,000
Net cash provided by financing activities	65,000	79,724
Net increase in cash and cash equivalents	15,079	16,898
Cash and cash equivalents at beginning of period	636	3,085
Cash and cash equivalents at end of period	$15,715	$19,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$222

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$-	$52,800

The accompanying notes are an integral part of these financial statements

CLEANTECH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Organization and Business

Alternative Ethanol Technologies, Inc. (the “Company”), was incorporated in Delaware on December 20, 1996. Effective August 2, 2007, the Company changed its name to CleanTech Biofuels, Inc. Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as “CleanTech” or the “Company,” refer to CleanTech Biofuels, Inc. and its subsidiaries, collectively.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017.

Note 2 – Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2017-04 Intangibles—Goodwill and Other (Topic 350) “Simplifying the Test for Goodwill Impairment.” This ASU simplifies several aspects of the accounting for goodwill impairment. The guidance requires an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this guidance and its impact on our consolidated financial statements and related disclosures is disclosed in Note 13 - Going Concern.

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

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2016	$26,582
Additions	-
Balance at March 31, 2017	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The components of the Intangible Asset is as follows:

	March 31, 2017			December 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$50,914	$-	$50,914

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was March 17, 2015, which extended the due date to September 17, 2016. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of March 31, 2017, the note is currently due.

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

25 Van Keuren LLC

As discussed in Note 3 - Mergers/Acquisitions, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC (“Van Keuren”). The total assets of Van Keuren at the time of the acquisition were $51,000. The assets have been recorded as an intangible asset in our consolidated financial statements. This intangible will be expensed if and when the Company and Van Keuren complete the permit process and begin operations.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 – Debt

	March 31, 2017	December 31, 2016
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790 at March 31, 2017 and December 31, 2016 due one year from date of note, interest at 6.0%	$199,790	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at March 31, 2017 and December 31, 2016, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $77,696 due on September 17, 2016, interest at 6.0% thru May 15,2011; 10.0% thereafter	77,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	50,000	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	35,000	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 20, 2017, interest at 6.0%	15,000	-
Total debt	3,023,158	3,008,158
Current maturities	(3,023,158)	(3,008,158)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2017, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2017, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2017, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering -

During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds. As of March 31, 2017, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 pursuant to an amendment on March 17, 2015 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2017, $77,696 face value of this note is outstanding.

We plan to work with the note holder to exchange or repay the note.

June and October 2016 Note Payable - The Company issued notes payable, with no conversion feature, to a current Board of Directors member, James Russell, in the amounts of $50,000 and $35,000, respectively.  We plan to work with the note holder to exchange or repay these notes.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature,

to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017. We plan to work with the note holder to exchange or repay the note.

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

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	398,221	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	15,225,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		20,623,221	19,123,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through February 2020.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2017, the Company issued 7,135,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $713,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders' Equity.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2017 and December 31, 2016, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 94 million and 86 million shares of our common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2017, all amounts have been paid to FEI except for approximately $47,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of March 31, 2017 and December 31, 2016, the aggregate amount of these investments, including interest, is approximately $814,000 and $806,000, respectively.

Beginning in 2009, the Company has provided advances to two employees - “ Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of March 31, 2017 and December 31, 2016, the aggregate balance of Mr. Hennessey's advances totaled approximately $14,000 and $13,000, respectively. Mr. Kime's advance were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey's advances are included in Prepaids and Other Current Assets on the Balance Sheet.

In June and October of 2016 the Company issued notes payable, with no conversion feature, to a current Board of Directors member, James Russell, in the amounts of $50,000 and $35,000, respectively.

In February of 2017 the Company received $50,000 form a Board Member in exchange for 500,000 shares of common stock.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of March 31, 2017, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2017, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2016, the Board approved Common Stock grants to a member of management, and certain board members, for 4.0 million shares, in the aggregate, of restricted Common Stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of Common Stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), or Section 4(a)(2) of the Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Act. The value of this share grant, $52,800, has been recorded as general & administrative expense for the three months ended March 31, 2016. The option agreements were issued outside of the Company’s 2007 Stock Option Plan and carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

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

As of March 31, 2017, there was no unrecognized compensation cost related to all share-based payment arrangements. There were 3,600,000 options granted with 1,200,000 shares vested as of March 31, 2017 and have a weighted-average exercise price of $0.13. The remaining options will vest as follows: 1,200,000 shares in February 2018 and 2019, respectively.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three month periods ended March 31, 2017 and 2016.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	8,345,000	$0.10	(1)
Granted	-
Forfeited	-
Options outstanding as of March 31, 2017	8,345,000	0.10	(1)
Options exercisable as of March 31, 2017	8,345,000	0.10

(1) The weighted-average exercise price at March 31, 2017 and December 31, 2016 for all outstanding and exercisable options was greater than the fair value of the Company's Common Stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Exercise Price
Balance as of December 31, 2016	1,020,000	$ 0.10
Granted	-	$ 0.10
Forfeited	-	$ 0.10
Balance as of March 31, 2017	1,020,000	$ 0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, and (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate; (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended March 31, 2017 and 2016, were $0 and $52,800, respectively (included in our general and administrative expense).

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

Note 12– Subsequent Events

All of the promissory notes in our 2009, 5/12, 2/14 and 2015 Offerings, and certain notes in our 11/10 Offering are now due. As of May 12, 2017, approximately $3.5 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 12, 2017, the Company has issued 7,135,000 restricted shares of our Common Stock in exchange for 713,500 in investment in this offering.

In April of 2017, the Company paid $5,000 on the WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable and extended the issued warrants until March 2021 in exchange for an extension of payment terms.

Note 13 – Going Concern

During the three months ended March 31, 2017, the Company had a net loss of $151,000, negative cash flow from operations of $50,000, and negative working capital of $3.8 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, however was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after May 15, 2017, the date these financial statements were available for issue.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the three months ended March 31, 2017 and 2016.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 12, 2017, the Company has issued 7,135,000 restricted shares of our Common Stock in exchange for $713,500 in investment in this offering.

The Company received an investment of $50,000 in June 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

The Company received an investment of $35,000 in October 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

All of the promissory notes in our 2009, 5/12, 2/14 and 2015 Offerings, and certain notes in our 11/10 Offering are now due. As of May 12, 2017, approximately $3.5 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of May 12, 2017, the Company has raised $85,000 of investment proceeds.

In January 2017, the Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017.

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

Results of Operations

The following table sets forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2017 and 2016. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended March 31,
	2017	2016	Change	% Change
Costs and expenses:
General and administrative	$56,975	$146,914	$(89,939)	-61%
Professional fees	42,823	29,479	13,344	45%
	99,798	176,393	(76,595)	-43%

Other expense (income):
Interest expense	52,298	53,885	(1,587)	-3%
Interest income, net of accrued interest written-off	(1,236)	(1,719)	483	-28%

Net loss applicable to common stockholders	$150,860	$228,559	$(77,699)	-34%

General and Administrative – The decrease in 2017 is due to a decrease in payroll and the expense recorded for the restricted common share grant in February 2016 to a member of management and certain board members.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 12, 2017, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015 and (ii) $713,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of May 12, 2017, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2017, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2017, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2017, approximately $1.75 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2017, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering -

During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds. As of March 31, 2017, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) September 17, 2016 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $25,000 in February 2011 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to March 17, 2015, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until March 17, 2020, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until March 17, 2020, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2017, $77,696 face value of this note is outstanding.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note. This note carries a 9% annual rate of interest and, was due on December 3, 2016. As of March 31, 2017, the principal balance of this note was $50,000.

October 2016 Note Payable - “ The Company received an investment of $35,000 in October 2016 in exchange for this note. This note carries a 9% annual rate of interest, is due on April 12, 2017. As of March 31, 2017, the principal balance of this note was $35,000.

January 2017 Note Payable – The Company issued a note payable to William Meyer in the amount of $15,000 with a 6% interest rate, due March 20, 2017.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	398,221	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	15,225,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		20,623,221	19,123,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2016 through February 2020.

Summary of Cash Flow Activity

	Three months ended March 31,
	2017	2016
Net cash used by operating activities	$(49,921)	$(62,826)
Net cash provided by financing activities	$65,000	$79,724

Net cash used by operating activities

During the three months ended March 31, 2017 and 2016 cash used by operating activities was impacted primarily by the losses incurred for the quarters less increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 was primarily due to the issuance of a note payable for $15,000 and investments in our Equity Offering of $50,000. Net cash provided by financing activities for the three months ended March 31, 2016 was due to an investment in our Equity Offering of $85,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2017. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,804,332	$3,804,4332	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	124,586	124,586	-	-	-
Note Payable (Non-convertible) (3)	53,723	53,723	-	-	-
Note Payable (Non-convertible) (4)	36,467	36,467	-	-	-
Note Payable (Non-convertible) (5)	15,154	15,154	-	-	-
Total contractual obligations	$4,034,262	$4,034,262	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-yr terms and are convertible into shares of the Cpmmon Stock at the noteholders option. The first of these notes came due in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2) Amount represents value of principal amount of note and interest. Final payment on this note was due Sept 17, 2016.
(3) Amount represents value of principal amount of note and interest. Final payment on this note was due December 3, 2016.
(4) Amount represents value of principal amount of note and interest. Final payment on this note is due April 12, 2017.
(5) Amount represents value of principal amount of note and interest. Final payment on this note was due March 20, 2017.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not applicable.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2017, the Company raised a total of $713,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of March 31, 2017, approximately $3.5 million (including approximately $951,000 of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

(a) See Index to Exhibits for a list and description of exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: May 15, 2017	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 15, 2017	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Interim Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.