Form 10-K/A
period 2016-12-31
CleanTech Biofuels, Inc.
filed 2017-08-02
CIK 1411036

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

Yes [ ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                                   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)      Smaller reporting company [X]       Emerging growth company [ ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") is being filed solely to attach properly dated signatures of the registrant’s directors as required by General Instruction D of Form 10-K and to attach properly dated signatures to the certifications of the registrant’s principal executive officer and principal financial officer required by Item 601(b)(31) of Regulation S-K. Director approval was received prior to the March 31, 2017 filing date, but the Annual Report as filed inadvertently failed to include the properly dated directors’ signature pages. Therefore, the required signatures are set forth on the pages immediately following this Explanatory Note. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains only the cover page, Part IV – Item 15, this explanatory note, a signature page, and the revised certifications.

As required by the rules of the Securities and Exchange Commission (the “SEC”), this Amendment No. 1 includes in Part IV new certifications of our Chief Executive Officer and Interim Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update the disclosures in the Annual Report in any way. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Annual Report and the registrant’s other filings with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
(registrant)

August 2, 2017	By: /s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 2, 2017	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the
Board of Directors and Chief Executive Officer
(principal executive officer)

August 2, 2017	/s/ James Russell
James Russell, Director

August 2, 2017	/s/ Dr. David Bransby
David Bransby, Director

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

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

10.33	Memorandum of Understanding between Cleantech Biofuels, Inc., James Avenue LLC, 25 Van Keuren LLC, and Joseph Smentkowski, Inc. dated October 13, 2014.
10.34	Amendment No. 11 dated March 17, 2015 to a Promissory Note issued in favor of CMS Acquisition, LLC dated September 1, 2010.

14	Code of Ethics (incorporated herein by reference to Exhibit 14 of the Registrant’s annual report on Form 10-KSB for the period ended December 31, 2007).
21.1	List of Subsidiaries.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2**	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1**	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer
32.2**	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*Management contract or compensatory plan or arrangement.

** Filed with this Amendment No. 1 on Form 10K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
(registrant)

August 2, 2017	By: /s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 2, 2017	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board
of Directors and Chief Executive Officer
(principal executive officer)

August 2, 2017	/s/ James Russell
James Russell, Director

August 2, 2017	/s/ Dr. David Bransby
David Bransby, Director