Form 10-Q
period 2017-06-30
CleanTech Biofuels, Inc.
filed 2017-08-14
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

Commission file number 333-145939

CLEANTECH BIOFUELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., University City, Missouri (Address of principal executive offices) (Address of principal executive offices)	63130 (Zip Code)

(Registrant's telephone number): (314) 802-8670

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2017, 97,488,133 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$30,319	$636
Prepaids and other current assets	21,418	29,119
	51,737	29,755

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,298,483	$2,276,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$423,384	$421,839
Accrued interest	1,074,276	958,825
Accrued payroll and professional fees	1,689,582	1,593,892
Notes payable, net	3,018,158	3,008,158
Total Current Liabilities	6,205,400	5,982,714

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 95,288,413 and 94,188,413 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	95,288	94,188
Minority Interest	505	505
Additional paid-in capital	7,482,214	7,380,114
Notes receivable - restricted common stock	(97,365)	(94,884)
Accumulated deficit	(11,387,559)	(11,086,136)
Total Stockholders' Equity (Deficit)	(3,906,917)	(3,706,213)
Total Liabilities and Stockholders' Equity (Deficit)	$2,298,483	$2,276,501

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Costs and expenses:
General and administrative	$61,529	$91,417	$118,504	$238,331
Professional fees	27,107	21,640	69,930	51,119
	88,636	113,057	188,434	289,450

Other expense (income):
Interest expense	63,172	55,420	115,470	109,305
Interest income, net of accrued interest written-off	(1,245)	(1,721)	(2,481)	(3,440)
	61,927	53,699	112,989	105,865

Income tax benefit	-	-	-	-

Net loss	$150,563	$166,756	$301,423	$395,315

Basic and diluted net loss per common share	**	**	**	**
Weighted average common shares outstanding	94,921,746	92,671,746	94,721,746	91,671,746

** - less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2016	94,188,413	$94,188	$7,380,114	$505	$(94,884)	$(11,086,136)
Issuance of restricted shares to Board Member at $0.10/share	1,000,000	1,000	99,000	-	-	-
Issuance of restricted shares to consultant at $0.032/share	100,000	100	3,100	-	-	-
Interest on Notes Receivable	-	-	-	-	(2,481)	-
Net loss	-	-	-	-	-	(301,423)
Balances at June 30, 2017	95,288,413	$95,288	$7,482,214	$505	$(97,365)	$(11,387,559)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
	2017	2016
Operating Activities
Net loss applicable to common stockholders	$(301,423)	$(395,315)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accured interest written-off	(2,481)	(3,440)
Issuance of restricted common stock	3,200	52,800
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	7,701	18,082
Accounts payable	1,545	29,087
Other assets and other liabilities	115,451	105,938
Accrued liabilities	95,690	84,031
Net cash used by operating activities	(80,317)	(108,817)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	(453)
Issuance of Note Payable	15,000	50,000
Payments on Notes Payable	(5,000)	(10,449)
Sale of common stock	100,000	85,000
Net cash provided by financing activities	110,000	124,098
Net (decrease) increase in cash and cash equivalents	29,683	15,281
Cash and cash equivalents at beginning of period	636	3,085
Cash and cash equivalents at end of period	$30,319	$18,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,367

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$3,200	$52,800
Common stock issued for acquisition of 25 Van Keuren LLC	$-	$50,000

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017.

Note 2 – Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This ASU, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within the fiscal years. Early adoption is permitted. The adoption of this guidance did not to have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance and its impact on our consolidated financial statements and related disclosures is disclosed in Note 13 – Going Concern.

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

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2016	$26,582
Additions	-
Balance at June 30, 2017	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The components of the Intangible Asset are as follows:

	June 30, 2017			December 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$50,914	$-	$50,914

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.

Note 6 – Technology Licenses

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

25 Van Keuren LLC

As discussed in Note 3 – Mergers/Acquisitions, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC (“Van Keuren”). The total assets of Van Keuren at the time of the acquisition were approximately $51,000. The assets have been recorded as an intangible asset in our consolidated financial statements. This intangible will be expensed if and when the Company and Van Keuren complete the permit process and begin operations.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 – Debt

	June 30, 2017	December 31, 2016
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $199,790 at June 30, 2017 and December 31, 2016, due one year from date of note, interest at 6.0%	$199,790	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at June 30, 2017 and December 31, 2016, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at June 30, 2017 and $77,696 at December 31, 2016, due on April 26, 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	50,000	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	35,000	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 20, 2017, interest at 6.0%	15,000
Total debt	3,018,158	3,008,158
Current maturities	(3,018,158)	(3,008,158)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2017, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2017, approximately $1.82 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2017, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of June 30, 2017, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. The outstanding face value of the note was $72,696 at June 30, 2017 and $77,696 at December 31, 2016.

June and October 2016 Note Payable –The Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively.  As of June 30, 2017 both notes have matured. We plan to work with the note holder to exchange or repay these notes.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017. We plan to work with the note holder to exchange or repay the note.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of June 30, 2017. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	398,221	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	15,300,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		20,698,221	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2017 through June 2020.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2017, the Company issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders’ Equity.

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

In May 2017, the Company issued 100,000 shares of common stock to a consultant for accounting services provided to the Company.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.  As of June 30, 2017 and December 31, 2016, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 90 million and 86 million shares, respectively, of our common stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of June 30, 2017, all amounts have been paid to FEI except for approximately $47,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of June 30, 2017 and December 31, 2016, their aggregate investment in our note offerings including interest, is approximately $830,000 and $806,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of June 30, 2017 and December 31, 2016, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000 and $13,000, respectively. Mr. Kime’s advance were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances are included in Prepaids and Other Current Assets on the Balance Sheet.

In June and October of 2016 the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively.

In February of 2017 the Company received $50,000 from a Board Member in exchange for 500,000 shares of common stock.

In June of 2017 the Company received $50,000 from a Board Member in exchange for 500,000 shares of common stock.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of June 30, 2017, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant, with an exercise price of $0.10. As of June 30, 2017, none of these options were cancelled or expired and 350,000 shares of these options were vested.

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

In May 2017, the Company issued 100,000 shares of common stock to a consultant for accounting services provided to the Company.

As of June 30, 2017, there was no unrecognized compensation cost related to all share-based payment arrangements. There were 3,600,000 options granted with 1,200,000 shares vested as of June 30, 2017 and have a weighted-average exercise price of $0.13. The remaining options will vest as follows: 1,200,000 shares in February 2018 and 2019, respectively.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the six months ended June 30, 2017 and 2016.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate I ntrinsic Value
Options outstanding as of December 31, 2016	8,345,000	$0.10	(1)
Granted	-
Forfeited	-
Options outstanding as of June 30, 2017	8,345,000	0.11	(1)
Options exercisable as of June 30, 2017	8,345,000	0.10

(1) The weighted-average exercise price at June 30, 2017 and December 31, 2016 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2016	1,020,000	$0.10
Granted	100,000	$0.10
Forfeited	-	$0.10
Balance as of June 30, 2017	1,120,000	$0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate and (v) in May 2017 for 100,000 shares to a consultant for accounting services provided; (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the six months ended June 30, 2017 and 2016, was $3,200 and $52,800, respectively (included in our general and administrative expense).

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

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 2/14 and 2015 Offerings, and certain notes in our 11/10 Offering are now due. As of August 11, 2017, approximately $4.1 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 11, 2017, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

In July 2017, the Company issued 200,000 shares of restricted common stock to a consultant for accounting and business consulting services to be provided over a one-year term.

In July 2017, the Company issued 2,000,000 shares of common stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term.

Note 13 – Going Concern

During the six months ended June 30, 2017, the Company had a net loss of $301,000, negative cash flow from operations of $80,000, and negative working capital of $3.9 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, however was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after August 14, 2017, the date these financial statements were available for issue.

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the six months ended June 30, 2017 and 2016.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 11, 2017, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

The Company received an investment of $50,000 in June 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

The Company received an investment of $35,000 in October 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

All of the promissory notes in our 2009, 5/12, 2/14 and 2015 Offerings, and certain notes in our 11/10 Offering are now due. As of August 11, 2017, approximately $3.8 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of August 11, 2017, the Company has raised $85,000 of investment proceeds.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended June 30,
	2017	2016	Change
Costs and expenses:
General and administrative	$61,529	$91,417	$(29,712)
Professional fees	27,107	21,640	5,466
	88,636	113,057	(24,246)

Other expense (income):
Interest expense	63,172	55,420	2,663
Interest income, net of accrued interest written-off	(1,245)	(1,721)	476

Net loss applicable to common stockholders	$150,563	$166,756	$(21,107)

General and Administrative – The decrease in 2017 is due to a decrease in payroll.

Professional Fees – The increase in 2017 is due to increased accounting consulting fees.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full three-month’s interest for the period ended June 30, 2017 on the June 2016, October 2016 and January 2017 notes payable.

	Six months ended June 30,
	2017	2016	Change
Costs and expenses:
General and administrative	$118,504	$238,331	$(119,827)
Professional fees	69,930	51,119	18,811
	188,434	289,450	(101,016)

Other expense (income):
Interest expense	115,470	109,305	6,165
Interest income, net of accrued interest written-off	(2,481)	(3,440)	959

Net loss applicable to common stockholders	$301,423	$395,315	$(93,892)

General and Administrative – The decrease in 2017 is due to a decrease in payroll and expense recorded for the restricted common share grant in February 2016 to a member of management and certain board members.

Professional Fees – The increase in 2017 is due to increased accounting consulting fees.

Interest Expense – The increase is due to the compounding effect of interest on our notes payable and a full six-month’s interest for the period ended June 30, 2017 on the June 2016, October 2016 and January 2017 notes payable.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 11, 2017, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of August 11, 2017, our current cash and other assets are not sufficient to fund our operations. As of June 30, 2017, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Three notes have been converted to shares of Common Stock (one each in 2009, 2010, and 2014). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2017, we had $199,790 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2017, approximately $1.82 million of these notes matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2017, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of June 30, 2017, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of June 30, 2017, $72,696 face value of this note is outstanding.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note. This note carries a 9% annual rate of interest and was due on December 3, 2016. As of June 30, 2017, the principal balance of this note was $50,000.

October 2016 Note Payable – The Company received an investment of $35,000 in October 2016 in exchange for this note. This note carries a 9% annual rate of interest and was due on April 12, 2017. As of June 30, 2017, the principal balance of this note was $35,000.

January 2017 Note Payable – The Company issued a note payable to William Meyer in the amount of $15,000 with a 6% interest rate and was due March 20, 2017.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	398,221	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	15,300,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		20,698,221	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2017 through June 2020.

Summary of Cash Flow Activity

	Six months ended June 30,
	2017	2016
Net cash used by operating activities	$(80,317)	$(108,817)
Net cash used by investiung activities	$-	$-
Net cash provided by financing activities	$110,000	$124,098

Net cash used by operating activities

During the six months ended June 30, 2017 and 2016 cash used by operating activities was impacted primarily by the losses incurred for the quarters less increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to the issuance of a note payable for $15,000 and investments in our Equity Offering of $100,000, offset by note payable payments of $5,000. Net cash provided by financing activities for the six months ended June 30, 2016 was primarily due to investments in our Equity Offering of $85,000 and in a Note Payable of $50,000, offset by note payable payments of $10,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2017. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,863,447	$3,863,447	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	121,399	121,399	-	-	-
Note Payable (Non-convertible) (3)	54,845	54,845	-	-	-
Note Payable (Non-convertible) (4)	37,252	37,252	-	-	-
Note Payable (Non-convertible) (5)	15,490	15,490	-	-	-
Total contractual obligations	$4,092,434	$4,092,434	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of the Common Stock at the noteholders option. The first of these notes came due in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

(2) Amount represents value of principal amount of note and interest. Final payment on this note is due April 26, 2018.
(3) Amount represents value of principal amount of note and interest. Final payment on this note was due December 3, 2016.
(4) Amount represents value of principal amount of note and interest. Final payment on this note was due April 12, 2017.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017. Our critical accounting policies and estimate assumptions have not changed during the six months ended June 30, 2017.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at June 30, 2017. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2017, the Company raised a total of $763,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act (“Rule 506”) and/or Section 4(a)(2) of the Securities Act.

In May 2017, the Company issued 100,000 shares of common stock to a consultant as compensation for accounting services provided to the Company. In June 2017, the Company issued 500,000 shares of common stock to a Board Member in exchange for $50,000. These offerings of securities were exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as transactions by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of June 30, 2017, approximately $4.1 million (including approximately $1 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information - None

Item 6. Exhibits

(a) See Index to Exhibits for a list and description of exhibits filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEANTECH BIOFUELS, INC.

Date: August 14, 2017	/s/ Edward P. Hennessey, Jr.
__________________________
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 14, 2017	/s/ Edward P. Hennessey, Jr.
__________________________
Edward P. Hennessey, Jr
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