Form 10-Q
period 2017-09-30
CleanTech Biofuels, Inc.
filed 2017-11-13
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 9, 2017, 97,693,129 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$6,273	$636
Prepaids and other current assets	73,901	29,119
	80,174	29,755

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,326,920	$2,276,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$435,108	$421,839
Accrued interest	1,127,139	958,825
Accrued payroll and professional fees	1,737,392	1,593,892
Notes payable, net	3,007,553	3,008,158
Total Current Liabilities	6,307,192	5,982,714

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 97,693,409 and 94,188,413 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	97,693	94,188
Minority Interest	505	505
Additional paid-in capital	7,557,797	7,380,114
Notes receivable - restricted common stock	(98,622)	(94,884)
Accumulated deficit	(11,537,645)	(11,086,136)
Total Stockholders' Equity (Deficit)	(3,980,272)	(3,706,213)
Total Liabilities and Stockholders' Equity (Deficit)	$2,326,920	$2,276,501

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Costs and expenses:
General and administrative	$65,573	$92,137	$184,077	$330,468
Professional fees	27,124	21,183	97,054	72,302
	92,697	113,320	281,131	402,770

Other expense (income):
Interest expense	58,646	57,502	174,116	166,807
Interest income, net of accrued interest written-off	(1,257)	13,975	(3,738)	10,535
	57,389	71,477	170,378	177,342

Income tax benefit	-	-	-	-

Net loss	$150,086	$184,797	$451,509	$580,112

Basic and diluted net loss per common share	**	**	**	**
Weighted average common shares outstanding	96,890,078	93,738,413	95,444,524	92,360,635

**-	less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2016	94,188,413	$94,188	$7,380,114	$505	$(94,884)	$(11,086,136)
Issuance of restricted shares to Board Member at $0.10/share	1,000,000	1,000	99,000	-	-	-
Issuance of restricted shares to consultants at $0.028/share	2,300,000	2,300	62,500	-	-	-
Conversion of Note Payable	204,996	205	16,183	-	-	-
Interest on Notes Receivable	-	-	-	-	(3,738)	-
Net loss	-	-	-	-	-	(451,509)
Balances at September 30, 2017	97,693,409	$97,693	$7,557,797	$505	$(98,622)	$(11,537,645)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.

(formerly Alternative Ethanol Technologies, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating Activities
Net loss applicable to common stockholders	$(451,509)	$(580,112)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accured interest written-off	(3,738)	10,535
Share-based compensation expense	62,500	-
Issuance of restricted common stock	2,300	70,800
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(44,782)	1,668
Accounts payable	13,269	26,082
Other assets and other liabilities	174,097	163,344
Accrued liabilities	143,500	161,371
Net cash used by operating activities	(104,363)	(146,312)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	(453)
Issuance of Note Payable	15,000	50,000
Payments on Notes Payable	(5,000)	(15,448)
Sale of common stock	100,000	110,000
Net cash provided by financing activities	110,000	144,099
Net (decrease) increase in cash and cash equivalents	5,637	(2,213)
Cash and cash equivalents at beginning of period	636	3,085
Cash and cash equivalents at end of period	$6,273	$872

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,463

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$81,188	$70,800
Common stock issued for acquisition of 25 Van Keuren LLC	$-	$50,000

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

The Company is in its development stage and has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power ("CHP") production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017, as amended by the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on August 2, 2017.

Note 2 – Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2017-11 Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. This ASU, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350) “Simplifying the Test for Goodwill Impairment.” This ASU simplifies several aspects of the accounting for goodwill impairment. The guidance requires an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation-Stock Compensation.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2016	$26,582
Additions	-
Balance at September 30, 2017	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The components of the Intangible Asset are as follows:

	September 30, 2017			December 31, 2016
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$50,914	$-	$50,914

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

Note 7 – Debt

	September 30, 2017	December 31, 2016
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 and $199,790 at September 30, 2017 and December 31, 2016, respectively, due one year from date of note, interest at 6.0%	$189,185	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at September 30, 2017 and December 31, 2016, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 due on April 26, 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	50,000	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	35,000	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 20, 2017, interest at 6.0%	15,000	-
Total debt	3,007,553	3,008,158
Current maturities	(3,007,553)	(3,008,158)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2017, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2017, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2017, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of September 30, 2017, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. The outstanding face value of the note was $72,696 at September 30, 2017 and $77,696 at December 31, 2016.

June and October 2016 Note Payable –The Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. As of September 30, 2017 both notes have matured. We plan to work with the note holder to exchange or repay these notes.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017. We plan to work with the note holder to exchange or repay the note.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of September 30, 2017. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	7,050,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		12,050,000	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime withinthree years from date of Agreement. These warrants currently expire at various dates from November 2017 through June 2020.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2017, the Company issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders’ Equity.

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

In July 2017, the Company issued 200,000 shares of common stock to a consultant for accounting services provided to the Company.

In August 2017, the Company granted 3,000,000 shares of common stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. Of the 3,000,000 shares of common stock granted, 2,000,000 were issued.

In September 2017, the Company issued 204,996 shares of Common Stock ($0.08 per share) to an investor on conversion of a Convertible Note.

Net Loss per share – The Company calculates basic loss per share and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2017 and December 31, 2016, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 85 million and 86 million shares, respectively, of our common stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer ("CTO") and a VP-Business Development ("VP-BD"). These individuals maintain their engineering firm Fenton Engineering International ("FEI") on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2017, all amounts have been paid to FEI except for approximately $47,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of September 30, 2017 and December 31, 2016, their aggregate investment in our note offerings including interest, is approximately $842,000 and $806,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of September 30, 2017 and December 31, 2016, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000 and $13,000, respectively. Mr. Kime’s advance were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances are included in Prepaids and Other Current Assets on the Balance Sheet.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2017, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant, with an exercise price of $0.10. As of September 30, 2017, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In February 2016, the Board approved Common Stock grants to a member of management, and certain board members, for 4.0 million shares, in the aggregate, of restricted Common Stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of Common Stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “ Securities Act”), or Section 4(a)(2) of the Securities Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Securities Act. The option agreements were issued outside of the Company’s 2007 Stock Option Plan and carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

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

In July 2017, the Company issued 200,000 shares of common stock to a consultant for accounting services provided to the Company.

In August 2017, the Company granted 3,000,000 shares of common stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. Of the 3,000,000 shares of common stock granted, 2,000,000 were issued.

As of September 30, 2017, there was $55,383 in prepaids for compensation cost related to all share-based payment arrangements. There were 3,600,000 options granted with 1,200,000 shares vested as of September 30, 2017 and have a weighted-average exercise price of $0.13. The remaining options will vest as follows: 1,200,000 shares in February 2018 and 2019, respectively.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the nine months ended September 30, 2017 and 2016.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	8,345,000	$0.10	(1)
Granted	-
Forfeited	-
Options outstanding as of September 30, 2017	8,345,000	0.11	(1)
Options exercisable as of September 30, 2017	8,345,000	0.10

(1) The weighted-average exercise price at September 30, 2017 and December 31, 2016 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resuylting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2016	1,020,000	$0.10
Granted	-	$0.10
Forfeited	-	$0.10
Balance as of September 30, 2017	1,020,000	$0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided and (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the nine months ended September 30, 2017 and 2016, was $3,200 and $52,800, respectively (included in our general and administrative expense).

All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act, or Section 4(a)(2) of the SecuritiesAct, and will therefore be “restricted securities” as such term is used in Rule 144 of the Securities Act. The option agreements carry the following terms: seven year agreements, vesting in thirds ratably over three ye ars, and are exercisable at the Company’s closing stock price as of the date of the grant.

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

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 9, 2017, approximately $4.1 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 9, 2017, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

In October of 2017 the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000.

Note 13 – Going Concern

During the nine months ended September 30, 2017, the Company had a net loss of $452,000, negative cash flow from operations of $104,000, and negative working capital of $6.2 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after November 13, 2017, the date these financial statements were available for issue.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, as amended by the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on August 2, 2017, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the nine months ended September 30, 2017 and 2016.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 9, 2017, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

The Company received an investment of $50,000 in June 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

The Company received an investment of $35,000 in October 2016 in exchange for a promissory note, which carries a 9% annual rate of interest, and a term of six months.

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 9, 2017, approximately $4.1 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of November 9, 2017, the Company has raised $85,000 of investment proceeds.

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

Jersey City

With our acquisition of Van Keuren, as described earlier under Recent Developments, the Company’s primary focus is to obtain the capital required to obtain the necessary permits and approvals from the New Jersey DEP and to build, own and operate the TS/MRF in Jersey City, NJ. As part of the acquisition, CleanTech acquired an option to lease the property located in Jersey City and intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016. The company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended September 30,
	2017	2016	Change
Costs and expenses:
General and administrative	$65,573	$92,137	$(26,564)
Professional fees	27,124	21,183	5,941
	92,697	113,320	(20,623)

Other expense (income):
Interest expense	58,646	57,502	1,144
Interest income, net of accrued interest written-off	(1,257)	13,975	(15,232)

Net loss applicable to common stockholders	$150,086	$184,797	$(34,711)

General and Administrative – The decrease in 2017 was due to a decrease in payroll expense.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Interest Income, net of accrued interest written-off – The decrease in 2017 was due to a note receivable to purchase shares of our common stock, which was originally issued in August 2007, matured in August 2016 and was not paid. As a result, the accrued interest income of approximately $15,000 and the note were written-off and the shares were forfeited and cancelled.

	Nine months ended September 30,
	2017	2016	Change
Costs and expenses:
General and administrative	$184,077	$330,468	$(146,391)
Professional fees	97,054	72,302	24,752
	281,131	402,770	(121,639)

Other expense (income):
Interest expense	174,116	166,807	7,309
Interest income, net of accrued interest written-off	(3,738)	10,535	(14,273)

Net loss applicable to common stockholders	$451,509	$580,112	$(128,603)

General and Administrative – The decrease in 2017 was due to a decrease in payroll and restricted common share grant expense.

Professional Fees – The increase in 2017 was due to increased accounting consulting expense.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable and a full nine-month’s interest for the period ended September 30, 2017 on the June 2016, October 2016 and January 2017 notes payable.

Interest Income, net of accrued interest written-off – The decrease in 2017 was due to a note receivable to purchase shares of our common stock, which was originally issued in August 2007, matured in August 2016 and was not paid. As a result, the accrued interest income of approximately $15,000 and the note were written-off and the shares were forfeited and cancelled.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 9, 2017, we raised an aggregate of: (i) approximately $3.2 million in separate offerings of units comprised of a convertible note and warrants in separate offerings from 2008 through 2015 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of November 9, 2017, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2017, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2017, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2017, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2017, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2017, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of September 30, 2017, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 (extended from February 28, 2011 through various amendments) or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of the Company’s Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of the Company’s Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of September 30, 2017, $72,696 face value of this note is outstanding.

June 2016 Note Payable – The Company received an investment of $50,000 in June 2016 in exchange for this note. This note carries a 9% annual rate of interest and was due on December 3, 2016. As of September 30, 2017, the principal balance of this note was $50,000.

October 2016 Note Payable – The Company received an investment of $35,000 in October 2016 in exchange for this note. This note carries a 9% annual rate of interest and was due on April 12, 2017. As of September 30, 2017, the principal balance of this note was $35,000.

January 2017 Note Payable – The Company issued a note payable to William Meyer in the amount of $15,000 with a 6% interest rate and was due March 20, 2017.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the amount of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2017	2016
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	7,050,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		12,050,000	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from November 2017 through June 2020.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2017	2016
Net cash used by operating activities	$(104,363)	$(146,312)
Net cash used by investiung activities	$-	$-
Net cash provided by financing activities	$110,000	$144,099

Net cash used by operating activities

During the nine months ended September 30, 2017 cash used by operating activities was impacted primarily by the losses incurred for the quarters less increases in stock-based compensation expense, accounts payable and other accrued liabilities. During the nine months ended September 30, 2016 cash used by operating activities was impacted primarily by the losses incurred for the quarters less increases accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to the issuance of a note payable for $15,000 and investments in our Equity Offering of $100,000, offset by note payable payments of $5,000. Net cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to investments in our Equity Offering of $110,000 and in a Note Payable of $50,000, offset by note payable payments of $15,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2017. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,901,606	$3,901,606	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	123,230	123,230	-	-	-
Note Payable (Non-convertible) (3)	55,979	55,979	-	-	-
Note Payable (Non-convertible) (4)	38,046	38,046	-	-	-
Note Payable (Non-convertible) (5)	15,831	15,831	-	-	-
Total contractual obligations	$4,134,692	$4,134,692	$-	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017, as amended by the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on August 2, 2017.  Our critical accounting policies and estimate assumptions have not changed during the nine months ended September 30, 2017.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at September 30, 2017. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2017, the Company raised a total of $763,500 of investment proceeds. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act.

In July 2017, the Company issued 200,000 shares of common stock to a consultant for accounting services provided to the Company. In August 2017, the Company issued 2,000,000 shares of common stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. In September 2017, the Company issued 204,996 shares of Common Stock ($0.08 per share) to an investor on conversion of a Convertible Note. These offerings of securities were exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as transactions by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of a convertible promissory note and a warrant, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of September 30, 2017, approximately $4.1 million (including approximately $1.1 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: November 9, 2017	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 9, 2017	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr
Interim Chief Financial Officer
(Principal Accounting Officer)