Form 10-K
period 2017-12-31
CleanTech Biofuels, Inc.
filed 2018-04-02
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X ] No []

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 (the last business day of our most recently completed second quarter) - $4,127,737

As of March 30, 2018, the number of shares outstanding of the Company's common stock was 97,633,129.

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

The following description of our business should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”

Company Overview

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities during 2017 and 2016.

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

The process is currently used in a commercial plant operated by a Third-Party Operator in Coffs Harbor, Australia that has been in operation for over seven years. We believe that our process represents significant improvement over other autoclave technologies currently in use because of:

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

If we are able to continue to develop our business and pursue opportunities, we may incur research and development costs. We incurred no costs in 2017 and 2016 for research and development.

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

PSC Patent

The Company owns U.S. Patent No. 6,306,248 (the “PSC Patent”), which is the underlying technology upon which the BRP Patent is based. The Company acquired the PSC Patent on October 22, 2008, pursuant to a Patent Purchase Agreement with World Waste Technologies, Inc. (“WWT”). The Patent is the basis for the pressurized steam classification technology that cleans and separates MSW into its component parts, which we refer to as the PSC technology. The PSC Patent expired in November 2017. Pursuant to a Master License Agreement with Bio-Products that the Company acquired in connection with the acquisition of the PSC Patent (the “Bio-Products License Agreement”), Bio-Products was the exclusive licensee of the PSC technology (but not the Biomass Recovery Process), although pursuant to a settlement agreement with Bio-Products in March 2009, the Company has the right to use the Biomass Recovery Process worldwide, for any product and with no royalty due to Bio-Products. On September 22, 2010, the Company sent a Notice of Breach to the licensee of our PSC Patent. We received a response from the licensee on November 5, 2010. In February 2011, we became aware that the licensee affected a transfer of the license in violation of the Bio-Products License Agreement. As a result, on March 21, 2011, we sent a notice of termination to the licensee and the transferee terminating the Bio-Products License Agreement. On June 16, 2011, Steve Vande Vegte, a shareholder of the parent of Bio-Products, filed a lawsuit against various individuals and companies, including the Company. The only Cause of Action against the Company was for Declaratory Relief seeking to void our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. On December 8, 2011, the demurrer to dismiss the Company was granted. In October 2011, a Cross-Complaint was filed by Clean Conversion Technologies, Inc. (“CCT”) and Michael Failla against the Company. CCT was seeking to void the Company’s termination of the Bio-Products License Agreement. This case was voluntarily dismissed per the filing with the court in February 2014. Additionally, CCT filed suit against the Company and Steve Vande Vegte alleging anti-trust violations. This case was voluntarily dismissed per the filing with the court in August 2013.

Employees

The Company currently has one full-time employee, its Chief Executive Officer and Interim Chief Financial Officer, Edward P. Hennessey, Jr., and two part-time employees, its Chief Technology Officer, David Fenton and its VP-Business Development, Scott Fenton. Both David and Scott Fenton are continuing their engineering consulting business, Fenton Engineering International, on a full-time basis and are available to the Company as needed. Neither David nor Scott Fenton receive a salary from the Company, but they are eligible for stock awards.

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

Our consolidated financial statements reflect a “going concern” qualification.

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our consolidated financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2017 expressed a qualification about our ability to continue as a going concern. This condition has continued since those consolidated financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

Our Biomass Recovery Process technology may have design and engineering issues that may increase the costs of using the technology.

The Biomass Recovery Process technology involves the use of a rotating pressure vessel, or autoclave, to combine heat, pressure and agitation to convert MSW into biomass. Although technologies that involve the separation and processing of MSW using large-scale autoclaves have not been widely adapted in commercial applications, two vessels using this process are currently operating in Australia. We have completed a small-scale research and testing vessel that initially processed MSW for testing purposes.

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

Consequently, our stock price may not reflect an actual or perceived value. Also, there are periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2017, we had: (i) 97,633,409 shares of our common stock outstanding, and (ii) also have outstanding convertible notes (including accrued interest) with warrants convertible into approximately 58.0 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase approximately 14.7 million shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

We currently occupy 1,800 square feet of office space in St. Louis, Missouri. The initial term of the lease has expired, however, we are continuing to lease on a month-to-month basis (current term ended December 2016). The monthly lease payment is $1,800, plus utilities. We took possession of the leased space in January 2008.

ITEM 3.	Legal Proceedings

On February 27, 2018, Gary Giordano, Thomas Giordano, and James Avenue, LLC, the minority members of Van Keuren (the "Plaintiffs"), filed a complaint (the "Complaint") against the Company and Mr. Hennessey in the Chancery Division of the Superior Court of Hudson County, New Jersey arising out of the Acquisition Agreement with Van Keuren (the "Van Keuren Agreement"). The Complaint asserts, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, and fraud. The Complaint alleges that the Company failed to take reasonable actions to effectuate certain of its obligations under the Van Keuren Agreement within a reasonable time, such as (i) acquiring approval of the New Jersey Department of Environmental Protection to establish a transfer station and material recovery facility ("TS/MRF") on property owned by James Avenue, LLC, (ii) acquiring the other governmental approvals needed to operate the TS/MRF, and (iii) entering a lease with James Avenue, LLC to operate the TS/MRF, and furthermore that the Company misrepresented its ability to carry out these obligations. The Complaint also alleges that the Company never delivered 1,000,000 shares of restricted common stock due to the plaintiffs as consideration under the Van Keuren Agreement. The Complaint requests a return of the shares in Van Keuren to the Plaintiffs, as well as compensatory damages for the loss of rental income and preferential tipping fees. See Item 1—Business—Plan of Operation—Biomass Feedstock Production for additional information regarding the Van Keuren Agreement.

We are currently working with the Plaintiffs to reach a settlement. To that end, we have requested and received from the court an extension of time to file our response to the Complaint. Due to the uncertainty of the ultimate outcome of these matters, the impact on our future financial results cannot be reasonably estimated at this time.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (“Common Stock”) (symbol: CLTH) is currently posted on the OTCQB Market. The following table sets forth for the periods indicated the high and low bid prices per share of our Common Stock:

	Price Range of Common Stock
Year Ended December 31, 2015
First Quarter	$0.03	$0.01
Second Quarter	$0.03	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.01

Year Ended December 31, 2016
First Quarter	$0.06	$0.02
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.11	$0.08

Year Ended December 31, 2017
First Quarter	$0.13	$0.08
Second Quarter	$0.08	$0.07
Third Quarter	$0.08	$0.02
Fourth Quarter	$0.11	$0.02

These bids and ask prices represent prices quoted by broker-dealers on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

On March 30, 2018, the closing price of our Common Stock was $0.030 per share. As of March 30, 2017, we had approximately 129 stockholders of record.

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

Recent Sales of Unregistered Securities

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2017, the Company raised a total of $763,500 of investment proceeds pursuant to the Equity Offering 8/13. The issuance of units and the issuance of Common Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506(b) of Regulation D (“Rule 506(b)”) promulgated under the Securities Act and/or Section 4(a)(2) of the Securities Act.

During September 2015, the Company commenced an offering of units comprised of a convertible promissory note and a warrant (2015 Offering). As of December 31, 2017, the Company raised a total of $85,000 of investment proceeds pursuant to the 2015 Offering. Each convertible promissory note carries an 18-month term and a 6% interest rate. In addition, each note can be converted into shares of the Company’s Common Stock at $0.10 per share at the noteholders option. Each note was issued with a warrant to purchase additional shares of Common Stock to provide three times coverage of the potential shares issued on the principal value of the note at a price of $0.15 per share. The issuance of units and the issuance of Common Stock upon conversion of notes were exempt from the registration requirements of the Securities Act, pursuant to Rule 506(b) and/or Section 4(a)(2) of the Securities Act.

In February 2017, the Company issued 500,000 shares of restricted Common Stock to a Board Member in exchange for $50,000. This offering of securities was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, a transaction by the issuer not involving a public offering.

In May 2017, the Company issued 100,000 shares of restricted Common Stock to a consultant as compensation for accounting services provided to the Company. This offering of securities was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, a transaction by the issuer not involving a public offering.

In June 2017, the Company issued 500,000 shares of restricted Common Stock to a Board Member in exchange for $50,000. This offering of securities was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, a transaction by the issuer not involving a public offering.

In July 2017, the Company issued 200,000 shares of restricted Common Stock to a consultant as compensation for accounting services provided to the Company. This offering of securities was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, a transaction by the issuer not involving a public offering.

In August 2017, the Company issued 2,000,000 shares of restricted Common Stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. These offerings of securities were exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as transactions by the issuer not involving a public offering.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Statements” and “Risk Factors” and those included elsewhere in this report.

As a result of the limited operating history of our company, prior years’ consolidated financial statements provide little information and virtually no guidance as to our future performance (except to the extent we continue to incur net losses). In order to finance our business beyond this stage, we will be required to raise additional capital or identify another source of outside funding. All of our potential developments/projects will require a significant amount of capital. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of financing. As a result, we can provide no assurance that we will secure any funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations. Management hopes to secure additional funds through equity or debt financing, government grants, or project financings, until such time as the Company begins to generate revenue and the Company’s revenues and cash flow are sufficient to meet its cost structure and ultimately achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We may not be able to secure financing on favorable terms, or at all. If we are unable to obtain acceptable financing on a timely basis, our business will likely fail, and our common stock may become worthless.

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

Year ended December 31, 2017 compared to the year ended December 31, 2016

	Years ended December 31,
	2017	2016	Change	% Change
Costs and expenses:
General and administrative	$243,971	$394,709	$(150,738)	-38%
Professional fees	117,214	91,402	25,812	28%
	361,185	486,111	(124,926)

Other expense (income):
Interest expense	241,107	225,268	15,839	7%
Interest income, net of accrued interest written-off	6,981	9,315	(2,334)	-25%

Net loss applicable to common stockholders	$609,273	$720,694	$(111,421)	-15%

Costs and expenses:

General and administrative – The decrease in 2017 was due primarily to decreases of: $49,000 related to stock grants, $17,000 in travel and entertainment, $90,000 in payroll, offset by an increase in insurance of $7,000.

Professional Fees – The increase in 2017 was due primarily to an increase of $25,000 in consulting fees.

Interest expense – The increase in 2017 was due to the compounding effect of interest on our notes payable, interest on two new notes payable in January and October of 2017 and a full years’ worth of interest for the June 2016 and October of 2016 notes.

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

Costs and expenses:

General and administrative – The increase in 2016 was due primarily to an increase of: $48,000 related to stock grants, $12,000 in travel and entertainment, offset by a decrease of $30,000 in payroll and business insurance.

Professional Fees – The increase in 2016 was due primarily to an increase of $10,000 in accounting and consulting fees.

Interest expense – The increase in 2016 was due to the compounding effect of interest on our notes payable along with two new notes in June and October of 2016.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 30, 2018, we raised an aggregate of: (i) approximately $3.50 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2017 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of March 30, 2018, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2017, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Each note holder retains the option of cash repayment of the note plus interest, or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Convertible Note Payable. As a result, as of December 31, 2017, we had $189,185 face value of notes outstanding due to this offering, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2017, we had $1,877,162 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2017, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2017, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2017, raised a total of $85,000 of investment proceeds. As of December 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of December 31, 2017, $72,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2017, this note has been paid in full.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2017	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	398,221	842,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	9,300,000	13,725,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	150,000
		14,698,221	19,123,221	22,447,221

(a)	Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants expire at various dates from February 2018 to April 2022.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2017	2016	2015
Net cash used by operating activities	$(133,131)	$(179,619)	$(165,301)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	135,000	177,170	168,224

Net cash used by operating activities

During 2017, 2016 and 2015, cash used by operating activities was impacted primarily by the net loss reduced by increases in accrued interest and other accrued liabilities.

Net cash provided by financing activities

During 2017, cash provided by financing activities was primarily due from the continuance of our Equity Offering and the issuance of equity and note payables for a total of $140,000, offset by note payable payments of $5,000.

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

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2017. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$3,964,297	$3,964,297	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	125,063	125,063	-	-	-
Note Payable (Non-convertible) (3)	57,318	57,318	-	-	-
Note Payable (Non-convertible) (4)	38,888	38,888	-	-	-
Note Payable (Non-convertible) (5)	15,832	15,832	-	-	-
Note Payable (Non-convertible) (6)	25,304	25,304
Total contractual obligations	$4,226,702	$4,226,702	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of the Company's Common Stock at the noteholders option. The first of these notes came due in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

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
(6) Amount represents value of principal amount of note and interest. Final payment on this note is due October 18, 2018.

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2017. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

Deferred Taxes – We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has incurred no income taxes to date. Any benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

Stock-Based Compensation – We account for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the consolidated financial statements. We compensate certain employees, officers, directors and consultants with share-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility.

Convertible Notes Payable and Warrants – The Company has issued various Convertible Promissory Notes (“Notes”). These Notes may be converted at the option of the note holder into shares of the Company’s common stock. Additionally, these Notes carry warrants for shares of the Company’s common stock. These promissory notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

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

As of and during the years ended December 31, 2017 and 2016, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense. The cost is determined using the number of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue.

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

As of December 31, 2017, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8.	Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CleanTech Biofuels, In c.

St. Louis, Missouri

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes [and schedules] (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company and its subsidiaries are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

MILHOUSE & NEAL, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2010

Maryland Heights, Missouri

March 30, 2018

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,505	$636
Prepaids and other current assets	64,718	29,119
	67,223	29,755

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,313,969	$2,276,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$429,699	$421,839
Accrued interest	1,194,149	958,825
Accrued payroll and professional fees	1,784,870	1,593,892
Notes payable, net	3,032,553	3,008,158
Total Current Liabilities	6,441,271	5,982,714

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 97,633,409 and 94,188,413 shares issued and outstanding at December 31, 2017 and 2016, respectively	97,633	94,188
Minority Interest	505	505
Additional paid-in capital	7,536,257	7,380,114
Notes receivable - restricted common stock	(66,288)	(94,884)
Accumulated deficit	(11,695,409)	(11,086,136)
Total Stockholders' Equity (Deficit)	(4,127,302)	(3,706,213)
Total Liabilities and Stockholders' Equity (Deficit)	$2,313,969	$2,276,501

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016	2015
Costs and expenses:
General and administrative	$243,971	$394,709	$363,933
Professional fees	117,214	91,402	81,107
	361,185	486,111	445,040

Other expense (income):
Interest expense	241,107	225,268	206,728
Interest income, net of accrued interest written-off	6,981	9,315	(1,672)
	248,088	234,583	205,056

Income tax benefit	-	-	-

Net loss	$609,273	$720,694	$650,096

Basic and diluted net loss per common share	$0.01	$0.01	$0.01
Weighted average common shares outstanding	96,001,745	92,817,580	87,292,580

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	deficit
Balances at December 31, 2014	86,138,413	$86,138	$7,089,664		$(140,027)	$(9,715,346)
Issuance of restricted shares to employee in January at $0.01/share	500,000	500	4,700	-	-	-
Issuance of restricted shares to investors during year at $0.10/share	1,000,000	1,000	99,000	-	-	-
Note Receivable expired - Shares forfeited in February at $0.10/share	(150,000)	(150)	(14,850)	-	20,049	-
Interest on Notes Receivable	-	-	-	-	(6,721)	-
Net loss	-	-	-	-	-	(650,096)
Balances at December 31, 2015	87,488,413	87,488	7,178,514		(126,699)	(10,365,442)
Issuance of restricted shares to investors at $0.10/share	1,100,000	1,100	108,900	-	-	-
Issuance of restricted shares to Board of Directors & mgmt. at $0.01/share in February	4,000,000	4,000	48,800	-	-	-
Issuance of restricted shares for Van Keuren acquisition at $0.05/share in June	1,000,000	1,000	49,000	505	-	-
Note Receivable expired - Shares forfeited in August at $0.10/share	(150,000)	(150)	(22,350)	-	38,049	-
Issuance of restricted shares to consultant at $0.024/share in September	750,000	750	17,250	-	-	-
Interest on Notes Receivable	-	-	-	-	(6,234)	-
Net loss	-	-	-	-	-	(720,694)
Balances at December 31, 2016	94,188,413	94,188	7,380,114	505	(94,884)	(11,086,136)
Issuance of restricted shares to investors at $0.10/share	1,000,000	1,000	99,000	-	-	-
Issuance of restricted shares to consultant at $0.032/share in May	100,000	100	3,100	-	-	-
Issuance of restricted shares to consultant at $0.028/share in July	200,000	200	5,400	-	-	-
Issuance of restricted shares to consultant at $0.028/share in August	2,000,000	2,000	54,000	-	-	-
Conversion of Note Payable at $.08/share in September	204,996	205	16,183	-	-	-
Note Receivable expired - Shares forfeited in December at $0.36/share	(60,000)	(60)	(21,540)	-	33,505	-
Interest on Notes Receivable	-	-	-	-	(4,909)	-
Net loss	-	-	-	-	-	(609,273)
Balances at December 31, 2017	97,633,409	$97,633	$7,536,257	$505	$(66,288)	$(11,695,409)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Operating Activities
Net loss applicable to common stockholders	$(609,273)	$(720,694)	$(650,096)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Depreciation	-	-	-
Interest income	(4,909)	9,315	(1,672)
Share-based compensation expense	-	-	-
Issuance of restricted common stock	64,800	70,800	5,200
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(35,599)	10,000	2,000
Accounts payable	7,860	22,542	7,300
Other assets and other liabilities	253,012	220,774	205,950
Accrued liabilities	190,978	207,644	266,017
Net cash used by operating activities	(133,131)	(179,619)	(165,301)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	(453)	(2,276)
Issuance of Convertible Notes Payable	-	-	85,000
Issuance of Note Payable	40,000	85,000	-
Payments on Notes Payable	(5,000)	(17,377)	(14,500)
Sale of common stock	100,000	110,000	100,000
Net cash provided by financing activities	135,000	177,170	168,224
Net (decrease) increase in cash and cash equivalents	1,869	(2,449)	2,923
Cash and cash equivalents at beginning of period	636	3,085	162
Cash and cash equivalents at end of period	$2,505	$636	$3,085

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,484	$777

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$64,800	$70,800	$5,200
Common stock issued for acquisition of Van Keuren	$-	$50,000	$-
Common stock issued for convertible notes converted	$16,388	$-	$-

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Consolidation - The consolidated financial statements include the accounts of CleanTech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc., CTB Licensing, LLC and Van Keuren LLC. All significant intercompany transactions and balances are eliminated in consolidation.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2014-2017. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

The Company’s policy is to classify income tax related interest and penalties in interest expense and general and administrative expenses, respectively.

Convertible Notes Payable and Warrants – The Company has issued various Convertible Promissory Notes (the “Notes”). These Notes may be converted at the option of the note holder into shares of the Company’s common stock. Additionally, some of these Notes carry warrants for shares of the Company’s common stock. These Notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts, if any, for the conversion and warrant features. The discounts have been amortized on a straight-line basis over the term of each note.

Stock-based compensation - The Company accounts for stock-based compensation in accordance with accounting guidance that requires measuring all stock-based compensation awards at fair value and recognizing an expense in the consolidated financial statements. In March 2007, the Company adopted the 2007 Stock Option Plan (“Stock Plan”) for its employees, officers, directors and consultants.  The Company has reserved a maximum of 14,000,000 shares of common stock to be issued for stock options or shares of restricted stock under the Stock Plan. We compensate certain employees, officers, directors and consultants with stock-based payment awards and recognize compensation costs for these awards based on their fair values and expense is recognized over the requisite service period. The fair values of certain awards are estimated on the grant date using the Black-Scholes-Merton option-pricing formula, which incorporates certain assumptions including the expected term of an award and expected stock price volatility. Our key assumptions are described in further detail in the Share-Based Payments Note to the Consolidated Financial Statements.

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

As of December 31, 2017, and 2016, and during the years ended December 31, 2017, 2016, and 2015, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense for employees and directors and professional fees for consultants. The cost is determined using the number of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue. The Company issued shares in 2015, 2016 and 2017 as detailed further in Note 10.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2017, 2016 and 2015, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 85 million, 86 million and 87 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements – In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2017-11 Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04 Intangibles —Goodwill and Other (Topic 350) “Simplifying the Test for Goodwill Impairment.” This ASU simplifies several aspects of the accounting for goodwill impairment. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. (See Note 15)

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted. The Company elected to early adopt this ASU for the annual period ended December 31, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. This ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. In 2015, we began to apply the new guidance, as applicable, to disposals of components or classifications as held for sale.

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

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	2017	2016
Computers	$-	$-
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	34,499	34,499
Accumulated Depreciation	(34,499)	(34,499)
Total	$-	$-

For the years ended December 31, 2017 and 2016, we had no depreciation expense.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26,  2022, and (vi) approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2017, $72,696 face value of this note is outstanding.

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

Note 7 – Debt

	December 31, 2017	December 31, 2016
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 and $199,790 at December 31, 2017 and 2016, respectively, due one year from date of note, interest at 6.0%	$189,185	$199,790
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at December 31, 2017 and 2016, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 and $77,696 at December 31, 2017 and 2016, respectively, due on April 26, 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	77,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	50,000	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	35,000	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 20, 2017, interest at 6.0%	15,000	-
Note Payable, which is made up of one note with a face value of $25,000 due October 18, 2018 interest at 6.0%	25,000	-
Total debt	3,032,553	3,008,158
Current maturities	(3,032,553)	(3,008,158)
Long-term debt	$-	$-

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

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). See Subsequent Event footnote for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or our 7.1.15 Convertible Note Payable. As a result, as of December 31, 2017, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2017, we had $1,877,162 face value of notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2017, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2017, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2017, raised a total of $85,000 of investment proceeds. As of December 31, 2017, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of December 31, 2017, $72,696 face value of this note is outstanding.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of December 31, 2017, this note has been paid in full.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $35,000 and $50,000, respectively. As of December 31, 2017, these notes are outstanding and have matured. We plan to work with the note holder to reprice or repay these notes.

In January of 2017 the Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000 with a 6% interest rate due March 20, 2017. We plan to work with the note holder to exchange or repay the note.

In October of 2017 the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000. As of December 31, 2017, the note was outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of June 30, 2011. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2017	2016	2015
Noteholders, 11/10 Offering	$0.30	398,221	398,221	842,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	9,300,000	13,725,000	16,605,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	150,000
		14,698,221	19,123,221	22,447,221

(a)	Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants expire at various dates from February 2018 to April 2022.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2017, the Company had issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

In September 2016, the Company issued 750,000 shares of restricted Common Stock to a consultant for business transactions and financing services to be provided over a one-year term.

In May 2017, the Company issued 100,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

In July 2017, the Company issued 200,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

In August 2017, the Company granted 3,000,000 shares of restricted Common Stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. Of the 3,000,000 shares of restricted Common Stock granted, 2,000,000 were issued.

In September 2017, the Company issued 204,996 shares of Common Stock ($0.08 per share) to an investor on conversion of a Convertible Note.

In December 2017, a note receivable from an employee matured and was not paid. The note was originally issued in December 2008 to purchase shares of our Common Stock. As a result, 60,000 shares of restricted Common Stock, issued at $0.36 per share were forfeited and cancelled.

Note 9 - Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, , all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of December 31, 2017 and 2016, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000 and $14,000, respectively. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

Two members of our current Board of Directors, James Russell and David Bransby, are parties to investments made in our convertible note offerings. As of December 31, 2017 and 2016, the aggregate amount due on these investments, including interest, is approximately $760,000 and $677,000, respectively.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively.

In February of 2017, the Company received $50,000 form a Board Member in exchange for 500,000 shares of common stock.

In June of 2017, the Company received $50,000 from a Board Member in exchange for 500,000 shares of common stock.

In October of 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000. As of December 31, 2017, the note was outstanding.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vest in February 2016, with an exercise price of $0.10. As of December 31, 2017, none of these options were cancelled or expired and all 350,000 shares of these options were vested.

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

In February 2016, the Board approved common stock grants to a member of management, and certain board members, for 4.0 million shares, in the aggregate, of restricted common stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of common stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), or Section 4(a)(2) of the Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Act. The value of this share grant, $52,800, was recorded as general & administrative expense for the year ended December 31, 2016. The option agreements were issued outside of the Company’s 2007 Stock Option Plan and carry the following terms: seven year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

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

In May 2017, the Company issued 100,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

In July 2017, the Company issued 200,000 shares of  restricted Common Stock to a consultant for accounting services provided to the Company.

In August 2017, the Company granted 3,000,000 shares of restricted Common Stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. Of the 3,000,000 shares of  restricted Common Stock granted, 2,000,000 were issued.

As of December 31, 2017, there was $47,600 in prepaids for compensation cost related to all share-based payment arrangements. There were 3,600,000 options granted outside of the Company's 2007 Stock Option Plan with 1,200,000 shares vested as of December 31, 2017 with a weighted-average exercise price of $0.13. The remaining options will vest as follows: 1,200,000 shares in February 2018 and 2019, respectively.

	2017	2016			2015
Risk-free interest rate	n/a	0.91%			0.85%
Dividend yield	n/a	0%			0%
Volatility	n/a	14.81%			15.99%
Expected term (years)	n/a	4.48	-	4.50	3.75
Weighted-average Fair Value	n/a	$0.00			$0.00

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company has recorded no compensation expense for stock options for the each of the years ended December 31, 2015, 2016 and 2017.

Related to all grants, the Company currently has no compensation expense for stock options for 2017. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $312,000 at December 31, 2017. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

A summary of the Company's stock option activity and related information for options granted under the Company's 2007 Stock option Plan as of and for the three years ended December 31, 2017, is set forth in the following table:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2014	11,947,000	$0.11	(1)
Granted	350,000	0.10
Forfeited	(100,000)	0.58
Options outstanding as of December 31, 2015	12,197,000	0.11	(1)
Granted	-
Forfeited	(3,852,000)
Options outstanding as of December 31, 2016	8,345,000	0.10	(1)
Granted	-
Forfeited	-
Options outstanding as of December 31, 2017	8,345,000	0.10	(1)
Options exercisable at of December 31, 2017	8,345,000

(1)

The weighted-average exercise price at December 31, 2017, 2016 and 2015 for all options was greater than the fair value of the Company’s common stock on that date, resulting in an intrinsic value of $-0-.

In February 2016, the Company issued to members of management and a consultant an aggregate of 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The following table summarizes information about the Company's issuances of restricted stock as of and for the three years ended December 31, 2017:

	Restricted Shares Issued	Weighted Average Issuance Price
Balance as of December 31, 2014	1,320,000	$0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2015	1,170,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2016	1,020,000	0.10
Granted	-	-
Forfeited	(60,000)	0.10
Balance as of December 31, 2017	960,000	0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided and (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the year ended December 31, 2017 and 2016, was $26,900 and $52,800, respectively (included in our general and administrative expense).

Note 11 – Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2017, 2016 and 2015.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2017, 2016 and 2015 is approximately $238,000, $281,000 and $254,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2017, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2032	51,000
2033	52,000
2034	18,000
2035	18,000
2036	15,000
2037	19,000
$1,965,000

This NOL results in a net deferred tax asset of approximately $836,000 for which the Company has recorded a full valuation allowance. The NOL carryforwards may be limited under the Change of Control provisions of the Internal Revenue Code section 382. Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2017	2016
Start-up costs	$1,110,000	$1,025,000
Net operating loss carryforward	836,000	829,000
Accrual to cash conversion	2,034,000	1,888,000
Share-based compensation related to stock options	312,000	312,000
Other	6,000	6,000
Total	4,298,000	4,060,000
Valuation allowance	(4,298,000)	(4,060,000)
Net deferred tax asset	$-	$-

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

Note 13 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 2/14 and 11/10 Offerings are now due. As of March 30, 2018, approximately $3.0 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In March of 2018, the Company issued a convertible note payable, to a current Board of Directors member, in the amount of $50,000.

In March of 2018, the Company replaced the June and October 2016 notes payable with a convertible note payable. The amount of the new convertible note was $97,599 and consisted of the original principal balances and accrued interest.

In March 2018, the Company issued 250,000 shares of restricted Common Stock to a consultant for legal / corporate finance services provided to the Company.

In March 2018, the Company issued 1,000,000 shares of restricted Common Stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets.

In March of 2018, the Company issued a convertible note payable, to a current Board of Directors member, in the amount of $17,000.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2017:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$56,975	$61,529	$65,573	$59,894
Professional fees	42,823	27,107	27,124	20,160
	99,798	88,636	92,697	80,054
Other expense (income):
Interest	52,298	63,172	58,646	66,991
Other (income) expense	(1,236)	(1,245)	(1,257)	10,719

Net loss applicable to common stockholders	$150,860	$150,563	$150,086	$157,764

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

	For the quarters ended 2016:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$146,914	$91,417	$92,137	$64,241
Professional fees	29,479	21,640	21,183	19,100
	176,393	113,057	113,320	83,341
Other expense (income):
Interest	53,885	55,420	57,502	58,461
Other (income) expense	(1,719)	(1,721)	13,975	(1,220)

Net loss applicable to common stockholders	$228,559	$166,756	$184,797	$140,582

Basic net loss per common share	**	**	**	**
** - less than $.01 per share

Note 15 – Going Concern

During the year ended December 31, 2017, the Company had a net loss of $609,000, negative cash flow from operations of $133,000, and negative working capital of $6.4 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, however was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after March 30, 2018, the date these consolidated financial statements were available for issue.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at December 31, 2017. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one total full-time employee (chief executive officer and interim chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting provides reasonable assurance of the reliability of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2017, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

As of the date of the filing of this Form 10-K, we have not held an annual meeting of our stockholders since December 29, 2015, a period that exceeds the window of thirteen months between annual meetings established by Delaware law, but we anticipate an annual meeting of stockholders will be held sometime in 2018. As a result, our Class III directors were not submitted for election by our stockholders in 2016 or 2017 as planned. However, the current Class III directors continue to serve as directors until their respective successors are elected and qualified pursuant to the provisions of the Company’s Amended and Restated Bylaws.

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

Class III Directors:  Terms expired in 2016

Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	59	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

James E. Russell	85	Mr. Russell served for over 30 years as Senior Vice President at Science Applications International Corporation (SAIC). Subsequently, from 2004 to present, he has served as a consultant to SAIC/Leidos and as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics. He was inducted to the University of Idaho Academy of Engineers in 2012.	2012

Class II Director:  Terms expiring in 2018

Name	Age	Principal Occupation	Service as Director Since
David Bransby, PhD	65	Dr. Bransby is a former Professor of Energy Crops and Bioenergy in the Department of Agronomy and Soils at Auburn University where he taught and conducted research from 1987 to 2015. He has more than 30 years of experience in agronomic research, and has spent over 20 years specializing in the production and processing of energy crops. He serves on the editorial boards of two international bioenergy journals, and consults for several private bioenergy companies.	2009

Class I Director

Name	Age	Principal Occupation	Service as Director Since

None.

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

Audit Committee

The Audit Committee is currently comprised of Mr. Russell (Chairman) who is “independent” in accordance with the definition of “independent” as set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules, as well as the independence requirements for audit committee members under Rule 10A-3 promulgated under the Exchange Act. The Company has determined that Mr. Russell qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company has determined that this member understands fundamental financial statements and has substantial business experience that results in that member's financial sophistication. While we intend to add an "audit committee financial expert" in the future, we believe our current member provides financial understanding given the early stages of our development and the fact that we have not generated any revenues to date. The Audit Committee evaluates significant matters relating to the audit and internal controls of the Company, reviews the scope and results of the audits conducted by the Company’s independent public accountants, confers with the independent public accountants regarding the adequacy of our financial controls and fiscal policy and performs other functions or duties provided in the Audit Committee Charter.

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officers of the Company (together the “Named Executive Officers”), who served these positions during 2017.

Name and Principal Position(s) (2)	Year	Salary	Option Awards(1)	Total
Edward P. Hennessey, President and CEO	2016	$-	$-	$-
	2017	$-	$-	$-

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

Elements of our Executive Compensation Program

Our executive officer program consists of three basic elements: base salary, annual incentive bonus, and long-term incentive compensation. Currently, our executive officer is paid his approved salary as cash is available and was not paid a salary or bonus in 2017. Subject to our ability to identify and execute on an outside funding source, we expect in the future we will begin paying the remaining Named Executive Officer salary and bonuses consistent with his position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:

Base Salary - In December 2008, an annual base salary of $144,000 was approved for Mr. Hennessey, (CEO and Interim CFO). Salaries are currently paid based on cash availability and therefore Mr. Hennessey was not paid his salary in 2017 or 2016. Salary that is not paid is accrued in our consolidated financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

Bonuses – Currently, we do not have a bonus plan for executive officers.

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

Under the Tax Cuts and Jobs Act and subject to certain grandfathering rules, effective 2018, the performance-based compensation exception described above has been eliminated and the definition of "covered employee" has been expanded (before 2018, the chief financial officer and individuals who were covered employees in past years were not treated as covered employees). As a result, the Company generally will not be able to obtain a tax deduction for compensation paid to a covered employee in excess of $1 million. However, we expect we will continue to structure our compensation to emphasize pay for performance, notwithstanding the elimination of the Section 162(m) performance-based compensation exception.

Outstanding Equity Awards at Fiscal Year-End - The following table provides information on stock options and restricted stock awards granted to the Named Executive Officers that were outstanding as of December 31, 2017. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2017, which was $0.04.

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

(1) The options shown in this column are nonvested as of December 31, 2017.

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

The employment agreement may be terminated upon: (i) the Company’s dissolution, (ii) the death or permanent disability of the employee, (iii) by the Company upon the employee’s unsatisfactory performance of his duties under the agreement, (iv) ten days’ written notice by the Company upon breach or default of the terms of the agreement by the employee, or (v) by the employee upon 30 days’ written notice to us. The employment agreement also permits the Company to terminate the employee’s employment following an act of misconduct.

If, pursuant to a change in control of the Company, an employee’s employment agreement is involuntarily terminated, the employee will receive severance pay in an amount equal to his annual base salary for one year following the date on which he was terminated.

Director Compensation - For the year ending December 31, 2017, the following table summarizes compensation for non-employee members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards (1)	compensation	Total
David Bransby, Director	$-	$-	$-	$-	$-
James Russell, Director	-	-	-	-	-

(1) As of December 31, 2017, the following number of options were outstanding for each Director:
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

The following table sets forth information as of December 31, 2017 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1)	7,443,275	7.60%
848 Pennsylvania Ave., Apt A
University City, MO 63130
SRS Legacy Trust(2)	6,072,214	6.20%
147 N. Meramec, Suite 200
Clayton, MO 63105
W.L. Meyer Legacy Trust	6,959,165	7.10%
15415 Clayton Rd.
Ballwin, MO 63011
James E. Russell	8,500,000	8.70%
5914 Holland Rd.
Rockville, MD 20851

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
(2)

SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary. Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and sole dispositive power with respect to these shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2017, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr. (1)	14,486,609	(1)	13.8%
James Russell	8,540,000	(2)	8.7%
David Bransby	1,430,000	(2)	1.5%
Total owned by all Executive Officers and Directors	24,456,609		24.0%

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	9,305,000	$0.10	4,695,000

Equity compensation plans not approved by security holders	-	-	-
Totals	9,305,000		4,695,000

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

From time to time, the Company has engaged in various transactions with certain of its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning certain transactions and relationships that have occurred during the past fiscal year or are currently proposed.

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2017, the Hennessey balance of advances were approximately $14,000 and the Kime advance has been paid in full.

Two members of our Board of Directors, James Russell and David Bransby, are parties to investments in our Convertible Note offerings – approximately $760,000 in the aggregate, including principal and interest, as of December 31, 2017. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2017, all amounts have been paid to FEI except for approximately $48,000.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively.

In October of 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000.

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

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2017	2016
Audit Fees (1)	$20,000	$14,000
Audit-Related Fees	-	-
Tax Fees (2)	2,250	2,000
All Other Fees	-	-
Total Fees	$22,250	$16,000

(1) Includes annual financial statement audit. (2) Includes fees for the preparation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with in 2017 and 2016.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.

Exhibits: See Index to Exhibits on pages 62-63 for a list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisk on the Index to Exhibits.

ITEM 16.	Summary of Form 10-K

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanTech Biofuels, Inc.
(registrant)

April 2, 2018	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2018	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board of Directors and Chief Executive Officer
(principal executive officer)

April 2, 2018	/s/ James Russell
James Russell, Director

April 2, 2018	/s/ Dr. David Bransby
David Bransby, Director

INDEX TO EXHIBITS

Exhibit Number	Description
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