Form 10-Q
period 2018-03-31
CleanTech Biofuels, Inc.
filed 2018-05-14
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2018, 99,083,129 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,034	$2,505
Prepaids and other current assets	71,318	64,718
	79,352	67,223

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,326,098	$2,313,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$426,483	$429,699
Accrued interest	1,242,937	1,194,149
Accrued payroll and professional fees	1,832,702	1,784,870
Notes payable, net	3,112,152	3,032,553
Total Current Liabilities	6,614,274	6,441,271

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 98,883,409 and 97,633,409 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	98,883	97,633
Minority Interest	505	505
Additional paid-in capital	7,555,007	7,536,257
Notes receivable - restricted common stock	(67,174)	(66,288)
Accumulated deficit	(11,875,397)	(11,695,409)
Total Stockholders' Equity (Deficit)	(4,288,176)	(4,127,302)
Total Liabilities and Stockholders' Equity (Deficit)	$2,326,098	$2,313,969

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2018	2017
Costs and expenses:
General and administrative	$53,971	$56,975
Professional fees	65,516	42,823
	119,487	99,798

Other expense (income):
Interest expense	61,387	52,298
Interest income, net of accrued interest written-off	(886)	(1,236)
	60,501	51,062

Income tax benefit	-	-

Net loss	$179,988	$150,860

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding	98,050,076	94,521,746

** - less than $0.01

 The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2017	97,633,409	$97,633	$7,536,257	$505	$(66,288)	$(11,695,409)
Issuance of restricted shares to consultants at $0.04/share	1,250,000	1,250	18,750	-	-	-
Interest on Notes Receivable	-	-	-	-	(886)	-
Net loss	-	-	-	-	-	(179,988)
Balances at March 31, 2018	98,883,409	$98,883	$7,555,007	$505	$(67,174)	$(11,875,397)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2018	2017
Operating Activities
Net loss applicable to common stockholders	$(179,988)	$(150,860)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(886)	(1,236)
Issuance of restricted common stock	20,000	-
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	(6,600)	302
Accounts payable	(3,216)	1,575
Other assets and other liabilities	61,387	52,298
Accrued liabilities	47,832	48,000
Net cash used by operating activities	(61,471)	(49,921)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Issuance of Note Payable	67,000	15,000
Sale of common stock	-	50,000
Net cash provided by financing activities	67,000	65,000
Net (decrease) increase in cash and cash equivalents	5,529	15,079
Cash and cash equivalents at beginning of period	2,505	636
Cash and cash equivalents at end of period	$8,034	$15,715

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$20,000	$-

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

The Company is in its development stage and has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (“CHP”) production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. Our development plan is to focus on cleaning and separating municipal solid waste ("MSW")into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the Company’s audited Consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s ability to continue as a Going Concern.” This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. (See Note 13)

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This new guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early application is permitted. The Company elected to early adopt this ASU for the annual period ended December 31, 2014. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In August 2015, the FASB approved a one-year deferral of the effective date of this ASU. This standard will now become effective beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.  We have adopted the guidance and currently does not have a material impact on the financial statements as the Company does not have revenue.  The requirements of the ASU will be followed when the Company does have revenue.

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

There were various other accounting standards updates recently issued, most of which represented technical corrections to the accounting literature or were applicable to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2017	$26,582
Additions	-
Balance at March 31, 2018	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The components of the Intangible Asset are as follows:

	March 31, 2018			December 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$50,914	$-	$50,914

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment.  For more information on this note, see Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt.

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

Note 7 – Debt

	March 31, 2018	December 31, 2017
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at March 31, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at March 31, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at March 31, 2018 and December 31, 2017, due on April 26, 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	-	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	-	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 20, 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 18, 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due in 12 months from date of note, interest at 6.0%	97,599	-
Convertible Note Payable, which is made up of one note with a face value of $50,000 due in 12 months from date of note, interest at 6.0%	50,000	-
Convertible Note Payable, which is made up of one note with a face value of $17,000 due in 12 months from date of note, interest at 6.0%	17,000	-
Total debt	3,112,152	3,032,553
Current maturities	(3,112,152)	(3,032,553)
Long-term debt	$-	$-

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

Each note holder retains the option of a cash repayment of the note plus interest, or the note can be converted at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million), into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). See Note 12 - Subsequent Events for further disclosure regarding our notes.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of March 31, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2018, $72,696 face value of this note is outstanding.  We plan to work with the note holder to renew or repay the note.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of March 31, 2018, this note has been paid in full.

June and October 2016 Note Payable –The Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, was due March 20, 2017. We plan to work with the note holder to renew or repay the note.

October 2017 Note Payable - The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of March 31, 2018, the note was outstanding.

March 2018 Notes Payable - The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2018, the notes were outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of March 31, 2018. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	7,800,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		12,800,000	14,698,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from May 2018 to April 2022.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2018, the Company issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders’ Equity.

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

For more information regarding these notes, see Part II - Other Information: Item 4 - Default on Senior Securities.

In March 2018, the Company issued 250,000 shares of restricted Common Stock to a consultant for legal / corporate finance services provided to the Company.

In March 2018, the Company issued the remaining 1,000,000 shares of restricted Common Stock granted in August of 2017, to a consultant for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2018 and December 31, 2017, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 85 million shares, of our Common Stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (“CTO”) and a VP-Business Development (“VP-BD”). These individuals maintain their engineering firm Fenton Engineering International (“FEI”) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2018, all amounts have been paid to FEI except for approximately $48,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of March 31, 2018 and December 31, 2017, their aggregate investment in our note offerings including interest, is approximately $771,000 and $760,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of March 31, 2018 and December 31, 2017, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000 and $14,000, respectively. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

In February of 2017, the Company received $50,000 from a Board member in exchange for 500,000 shares of common stock.

In June of 2017, the Company received $50,000 from a Board member in exchange for 500,000 shares of common stock.

In October of 2017, the Company issued a note payable, with no conversion feature, to a current Board member in the amount of $25,000, with a 6% interest rate, due October 2018. As of March 31, 2018, the note was outstanding.

In March of 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2018, the notes were outstanding.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2018, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant, with an exercise price of $0.10. As of March 31, 2018, none of these options were cancelled or expired and 350,000 shares of these options were vested.

In February 2016, the Board approved Common Stock grants to a member of management, and certain Board members, for 4.0 million shares, in the aggregate, of restricted Common Stock. Additionally, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3.5 million shares, in the aggregate, of Common Stock. The Board granted these awards in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Based on the foregoing, the Board determined the grants were in the best interest of the Company and its stockholders. All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or Section 4(a)(2) of the Securities Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Securities Act. The option agreements were issued outside of the Company’s 2007 Stock Option Plan and carry the following terms: seven-year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant. These options were calculated to have no value. Accordingly, there was no share-based compensation expense recorded in general and administrative expense.

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

In March 2018, the Company issued the remaining 1,000,000 shares of restricted Common Stock granted in August of 2017, to a consultant for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets.

As of March 31, 2018, there was $54,200 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted with 2,400,000 shares vested as of March 31, 2018 which have a weighted-average exercise price of $0.13. The remaining 1,200,000 options will vest in February 2019.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three months ended March 31, 2018 and 2017.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	8,345,000	$0.10	(1)
Granted	-
Forfeited	(250,000)
Options outstanding as of March 31, 2018	8,095,000	0.11	(1)
Options exercisable as of March 31, 2018	8,095,000	0.11

(1)  The weighted-average exercise price at March 31, 2018 and December 31, 2017 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resuylting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2017	960,000	$0.10
Granted	-	$0.10
Forfeited	-	$0.10
Balance as of March 31, 2018	960,000	$0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey and (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended March 31, 2018 and 2017, was $13,400 and $0 respectively (included in our general and administrative expense for employees and professional fees for consultants).

All of the share grant awards vest immediately and were issued pursuant to Regulation D promulgated under the Securities Act, or Section 4(a)(2) of the Securities Act, and will therefore be “restricted securities” as such term is used in Rule 144 of the Securities Act. The option agreements carry the following terms: seven-year agreements, vesting in thirds ratably over three years, and are exercisable at the Company’s closing stock price as of the date of the grant.

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

Contingencies

See Item 1. Legal Proceedings in the Other Information section below.

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of May 14, 2018, approximately $4.0 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In April 2018, the Company issued 200,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

Note 13 – Going Concern

During the three months ended March 31, 2018, the Company had a net loss of $180,000, negative cash flow from operations of $61,000 and negative working capital of $6.5 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after May 14, 2018, the date these consolidated financial statements were available for issue.

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

Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievements. Refer to our Risk Factors section of our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018, for a full description of factors we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include:

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

Company Overview

The following discussion of our Company Overview, Recent Developments and Plan of Operation should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance. These risks and other factors include, among others, those listed under “Statement Regarding Forward-Looking Information.”

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the three months ended March 31, 2018 and 2017.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 14, 2018, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of May 14, 2018, approximately $4.0 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In September 2015, the Company commenced a convertible note payable offering (2015 Offering). As of November 9, 2017, the Company has raised $85,000 of investment proceeds.

In June and October 2016, the Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

In January 2017, the Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, due March 20, 2017.

In October of 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000. As of March 31, 2018, the note was outstanding.

In March of 2018, the Company issued two convertible notes payabl, to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2018, the notes were outstanding.

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We have had an ongoing lack of liquidity, and currently do not have sufficient capital to continue to fund our proposed operations and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of outside capital in recent years. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not owned by the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (CHP) production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and ("CHP") equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

Jersey City

With our acquisition of Van Keuren, as described earlier under Recent Developments, the Company’s primary focus is to seek the capital required to obtain the necessary permits and approvals from the New Jersey DEP and to build, own and operate the TS/MRF in Jersey City, NJ. As part of the acquisition, CleanTech acquired an option to lease the property located in Jersey City and intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2018 and 2017. The Company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended March 31,
	2018	2017	Change
Costs and expenses:
General and administrative	$53,971	$56,975	$(3,004)
Professional fees	65,516	42,823	22,693
	119,487	99,798	19,689

Other expense (income):
Interest expense	61,387	52,298	9,089
Interest income, net of accrued interest written-off	(886)	(1,236)	350

Net loss applicable to common stockholders	$179,988	$150,860	$29,128

General and Administrative – The decrease in 2018 was due to a decrease in insurance of $7,000, partially offset by a restricted stock grant to a consultant of $4,000.

Professional Fees –  The increase in professional fees was due to legal fees regarding a lawsuit with the Company. See Part II. Other Information: - Item 1.  Legal Proceedings for further discussion.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 14, 2018, we raised an aggregate of: (i) approximately $3.4 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2018 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of May 14, 2018, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2018, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of March 31, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of September 31, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note is due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) the Company has approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2018, $72,696 face value of this note is outstanding.  We plan to work with the note holder to renew or repay the note.

June and October 2016 Note Payable –The Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, was due March 20, 2017. We are currently working with the note holder to renew or repay the note.

In October of 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of March 31, 2018, the note was outstanding.

In March of 2018, the Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2018, the notes were outstanding.

For more information regarding these notes, see Part II - Other Information: Item 4 - Default on Senior Securities.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	7,800,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		12,800,000	14,698,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from May 2018 to April 2022.

Summary of Cash Flow Activity

	Three months ended March 31,
	2018	2017
Net cash used by operating activities	$(61,471)	$(49,921)
Net cash provided by financing activities	$67,000	$65,000

Net cash used by operating activities

During the three months ended March 31, 2018 cash used by operating activities was impacted primarily by the loss incurred for the quarter less increases in stock grant expense and accrued liabilities. During the three months ended March 31, 2017 cash used by operating activities was impacted primarily by the loss incurred for the quarter less increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 was due to the issuance of two convertible notes payable for $50,000 and $17,000. Net cash provided by financing activities for the three months ended March 31, 2017 was due to investments in our Equity Offering of $50,000 and the issuance of a note payable for $15,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2018. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,186,498	$4,186,498	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	126,855	126,855	-	-	-
Note Payable (Non-convertible) (3)	16,062	16,062	-	-	-
Note Payable (Non-convertible) (4)	25,674	25,674	-	-	-
Total contractual obligations	$4,355,089	$4,355,089	$-	$-	$-

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

(2) Amount represents value of principal amount of note and interest. Final payment on this note was due April 26, 2018.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2018.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at March 31, 2018. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 27, 2018, Gary Giordano, Thomas Giordano, and James Avenue, LLC, the minority members of Van Keuren (the “Plaintiffs”), filed a complaint (the “Complaint”) against the Company and Mr. Hennessey in the Chancery Division of the Superior Court of Hudson County, New Jersey arising out of the Acquisition Agreement with Van Keuren (the “Van Keuren Agreement”).  The Complaint asserts, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, and fraud. The Complaint alleges that the Company failed to take reasonable actions to effectuate certain of its obligations under the Van Keuren Agreement within a reasonable time, such as (i) acquiring approval of the New Jersey Department of Environmental Protection to establish a transfer station and material recovery facility (“TS/MRF”) on property owned by James Avenue, LLC, (ii) acquiring the other governmental approvals needed to operate the TS/MRF, and (iii) entering a lease with James Avenue, LLC to operate the TS/MRF, and furthermore that the Company misrepresented its ability to carry out these obligations. The Complaint also alleges that the Company never delivered 1,000,000 shares of restricted common stock due to the plaintiffs as consideration under the Van Keuren Agreement. The Complaint requests a return of the shares in Van Keuren to the Plaintiffs, as well as compensatory damages for the loss of rental income and preferential tipping fees.  Additionally, the Complaint includes a brief requesting the Court to grant them injunctive relief.  See Item 1—Business—Plan of Operation—Biomass Feedstock Production for additional information regarding the Van Keuren Agreement.

On April 9, 2018, CleanTech filed an answer to the Complaint, both denying the allegations and asserting a counter claim against each of the Plaintiffs. The counterclaim seeks judgment in the amount of $30,000,000 plus compensatory and punitive damages and alleges, among other things, breach of contract, in particular the Van Keuren Agreement and related contracts; interference with a prospective economic advantage, specifically regarding operation of the TS/MRF; negligence with an economic advantage regarding the operation of the TS/MRF; common law fraud; unjust enrichment; and that the Complaint asserted frivolous claims.  On May 2, 2018, CleanTech amended its Answer and Counterclaim to include a claim under the New Jersey Racketeer Influenced and Corrupt Organizations Act.

On April 20, 2018 a hearing was held in the Hudson County Superior Court of New Jersey Chancery Division where the Plaintiffs’ request for injunctive relief was denied.

Due to the uncertainty of the ultimate outcome of these matters, the impact on our future financial results cannot be reasonably estimated at this time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Company issued 250,000 shares of restricted Common Stock to a consultant as compensation for legal and corporate finance services provided to the Company. Additionally, in March 2018, the Company issued the remaining 1,000,000 shares of restricted Common Stock that in August of 2017 were authorized to be granted, to a consultant for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets. These offerings of securities were exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as transactions by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of convertible promissory notes and warrants, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of March 31, 2018, approximately $4.0 million (including approximately $1.2 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 14, 2018	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 14, 2018	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr
Interim Chief Financial Officer
(Principal Accounting Officer)