Form 10-Q
period 2018-06-30
CleanTech Biofuels, Inc.
filed 2018-08-14
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 13, 2018, 99,083,409 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,421	$2,505
Prepaids and other current assets	59,918	64,718
	61,339	67,223

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	50,914	50,914
Goodwill	26,582	26,582
Total Assets	$2,308,085	$2,313,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$429,442	$429,699
Accrued interest	1,306,755	1,194,149
Accrued payroll and professional fees	1,880,533	1,784,870
Notes payable, net	3,142,152	3,032,553
Total Current Liabilities	6,758,882	6,441,271

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 99,083,409 and 97,633,409 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	99,083	97,633
Minority Interest	505	505
Additional paid-in capital	7,558,007	7,536,257
Notes receivable - restricted common stock	(68,081)	(66,288)
Accumulated deficit	(12,040,311)	(11,695,409)
Total Stockholders' Equity (Deficit)	(4,450,797)	(4,127,302)
Total Liabilities and Stockholders' Equity (Deficit)	$2,308,085	$2,313,969

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Costs and expenses:
General and administrative	$61,121	$61,529	$114,859	$118,504
Professional fees	41,115	27,107	106,631	69,930
	102,236	88,636	221,490	188,434

Other expense (income):
Interest expense	63,817	63,172	125,205	115,470
Interest income, net of accrued interest written-off	(908)	(1,245)	(1,793)	(2,481)
	62,909	61,927	123,412	112,989

Income tax benefit	-	-	-	-

Net loss	$165,145	$150,563	$344,902	$301,423

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding	99,083,409	94,921,746	98,566,742	94,721,746

** - less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2017	97,633,409	$97,633	$7,536,257	$505	$(66,288)	$(11,695,409)
Issuance of restricted shares to consultants at $0.04/share	1,450,000	1,450	21,750	-	-	-
Interest on Notes Receivable	-	-	-	-	(1,793)	-
Net loss	-	-	-	-	-	(344,902)
Balances at June 30, 2018	99,083,409	$99,083	$7,558,007	$505	$(68,081)	$(12,040,311)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
Operating Activities	2018	2017
Net loss applicable to common stockholders	$(344,902)	$(301,423)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(1,793)	(2,481)
Issuance of restricted common stock	23,200	3,200
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	4,800	7,701
Accounts payable	(257)	1,545
Other assets and other liabilities	125,205	115,451
Accrued liabilities	95,663	95,690
Net cash used by operating activities	(98,084)	(80,317)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash used by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Issuance of Note Payable	97,000	15,000
Payments on Notes Payable	-	(5,000)
Sale of common stock	-	100,000
Net cash provided by financing activities	97,000	110,000
Net (decrease) increase in cash and cash equivalents	(1,084)	29,683
Cash and cash equivalents at beginning of period	2,505	636
Cash and cash equivalents at end of period	$1,421	$30,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$23,200	$3,200

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

The Company is in its development stage and has been engaged in technology development and pre-operational activities since its formation. The Company is currently seeking outside sources of funding that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power (“CHP”) production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. Our development plan is to focus on cleaning and separating municipal solid waste (“MSW”) into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics, aluminum). Our plans may also include the possibility of operating a MSW transfer station where we could install our technology.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the Company’s audited Consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

Note 2 – Recent Accounting Pronouncements

In June of 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07 Compensation – Stock Compensation (Topic 718). This ASU addresses share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11 Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In August 2015, the FASB approved a one-year deferral of the effective date of this ASU. This standard will now become effective beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We have adopted the guidance and currently it does not have a material impact on the financial statements as the Company does not have revenue. The requirements of the ASU will be followed when the Company does have revenue.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process that includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor; and the Company released the 4,000,000 shares of common stock to the Licensor previously held in escrow since the merger. The Company has recorded a long-term asset of approximately $1.6 million which it will begin to amortize upon utilizing the license in our operations.

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2017	$26,582
Additions	-
Balance at June 30, 2018	$26,582

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren.

Intangible Asset

The components of the Intangible Asset are as follows:

	June 30 , 2018			December 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$50,914	$-	$50,914	$50,914	$-	$50,914

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS to the WL Meyer Legacy Trust. For more information on this note, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt.

Note 6 – Technology Licenses

Biomass North America Licensing, Inc.

We own an exclusive license in the United States and Canada to use the Biomass Recovery Process (See Note 3 – Mergers/Acquisitions). We have recorded a long-term asset of approximately $1.6 million for the value of this license. Amortization of this asset will begin upon commencement of the use of the Biomass Recovery Process.

In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process that includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; and the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor.

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

Note 7 – Debt

	June 30, 2018	December 31, 2017
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at June 30, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at June 30, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at June 30, 2018 and December 31, 2017, due on April 26, 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	-	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	-	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	-
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	-
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	-
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	-

Total debt	3,142,152	3,032,553
Current maturities	(3,142,152)	(3,032,553)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of June 30, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. As of June 30, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of June 20, 2018, this note has been paid in full.

June and October 2016 Note Payable –The Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, which was due March 20, 2017. We are currently working with the note holder to renew or repay the note.

October 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of June 30, 2018, the note was outstanding.

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of June 30, 2018, the notes were outstanding.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of June 30, 2018, the note was outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of June 30, 2018. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		11,300,000	14,698,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2018 to April 2022.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of June 30, 2018, the Company issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Note 12 - Subsequent Events for further updates to this offering and other share grants affecting Stockholders’ Equity.

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

For more information regarding these notes, see Part II—Other Information: Item 4 – Default on Senior Securities.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of June 30, 2018 and December 31, 2017, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 87 million and 85 million shares, respectively, of our Common Stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (“CTO”) and a VP-Business Development (“VP-BD”). These individuals maintain their engineering firm Fenton Engineering International (“FEI”) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of June 30, 2018, all amounts have been paid to FEI except for approximately $48,000.

Two members of our current Board, James Russell and David Bransby, are parties in investments made in our convertible note offerings. As of June 30, 2018 and December 31, 2017, their aggregate investment in our note offerings including interest, is approximately $937,000 and $760,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of June 30, 2018 and December 31, 2017, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

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

In October of 2017, the Company issued a note payable with no conversion feature, to a current Board member in the amount of $25,000, with a 6% interest rate, due October 2018. As of June 30, 2018, the note was outstanding.

In March of 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of June 30, 2018, the notes were outstanding.

In May of 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of June 30, 2018, the note was outstanding.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of June 30, 2018, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant, with an exercise price of $0.10. As of June 30, 2018, none of these options were cancelled or expired and 350,000 shares of these options were vested.

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

As of June 30, 2018, there was $42,800 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted with 2,400,000 shares vested as of June 30, 2018 which have a weighted-average exercise price of $0.13. The remaining 1,200,000 options will vest in February 2019.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the six months ended June 30, 2018 and 2017.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	8,345,000	$0.10	(1)
Granted	-
Forfeited	(250,000)
Options outstanding as of June 30, 2018	8,095,000	0.11	(1)
Options exercisable as of June 30, 2018	8,095,000	0.11

(1)  The weighted-average exercise price at June 30, 2018 and December 31, 2017 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2017	960,000	$0.10
Granted	-	$0.10
Forfeited	-	$0.10
Balance as of June 30, 2018	960,000	$0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company has issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey and (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (ix) in April 2018 for 200,000 shares to a consultant for accounting services provided (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the six months ended June 30, 2018 and 2017, was $7,200 and $3,200, respectively (included in our general and administrative expense for employees and professional fees for consultants).

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

Note 11 – Commitments and Contingencies

Commitments

Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired in December 2016, however, we are continuing to lease on a month-to-month basis.  Our monthly rent under the lease is $1,800 plus the cost of utilities.

Contingencies

See Item 1. Legal Proceedings in the Other Information section below.

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of August 13, 2018, approximately $4.0 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In August of 2018, the Company issued a convertible note payable, to a current Board of Directors member, in the amount of $20,000.

Note 13 – Going Concern

During the six months ended June 30, 2018, the Company had a net loss of $345,000, negative cash flow from operations of $98,000 and negative working capital of $6.7 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after August 14, 2018, the date these consolidated financial statements were available for issue.

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the six months ended June 30, 2018 and 2017.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of August 13, 2018, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of August 13, 2018, approximately $4.0 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In May of 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of June 30, 2018, the note was outstanding.

In August of 2018, the Company issued a convertible note payable, to a current Board of Directors member, in the amount of $20,000.

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

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not owned by the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or be used in equipment selection for power generation and possibly combined heat and power ("CHP") production. Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics). Our plans may also include the possibility of operating an MSW transfer station where we could install our technology.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. The Company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended June 30,
	2018	2017	Change
Costs and expenses:
General and administrative	$61,121	$61,529	$(408)
Professional fees	41,115	27,107	14,008
	102,236	88,636	13,600

Other expense (income):
Interest expense	63,817	63,172	645
Interest income, net of accrued interest written-off	(908)	(1,245)	337

Net loss applicable to common stockholders	$165,145	$150,563	$14,582

Professional Fees – The increase in professional fees was due to legal fees regarding a complaint filed against the Company. See Part II. Other Information: - Item 1. Legal Proceedings for further discussion.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

	Six months ended June 30,
	2018	2017	Change
Costs and expenses:
General and administrative	$114,859	$118,504	$(3,645)
Professional fees	106,631	69,930	36,701
	221,490	188,434	33,056

Other expense (income):
Interest expense	125,205	115,470	9,735
Interest income, net of accrued interest written-off	(1,793)	(2,481)	688

Net loss applicable to common stockholders	$344,902	$301,423	$43,479

General and Administrative – The decrease in 2018 was due to a decrease in insurance of $16,000, partially offset by a restricted stock grant to a consultant of $4,000 and $7,000 increase in corporate filling fees / permits.

Professional Fees – The increase in professional fees was due to legal fees regarding a complaint filed against the Company. See Part II. Other Information: - Item 1. Legal Proceedings for further discussion.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of August 13, 2018, we raised an aggregate of: (i) approximately $3.4 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2018 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of August 13, 2018, our current cash and other assets are not sufficient to fund our operations. As of June 30, 2018, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

Each note holder retains the option of cash repayment of the note plus interest or can convert the note at any time during the term of the note or prior to the closing of any Qualifying Equity Financing (minimum capital received of $5 million) into shares of Common Stock at the conversion price noted above. All notes have been recorded as debt (notes payable) in the consolidated financial statements, net of discounts for the conversion and warrant features (except for the 11/10, 5/12, 2/14, and 2015 Offerings which carried no discounts). The discounts have been amortized on a straight-line basis over the term of each note and were fully amortized as of December 31, 2011.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of June 30, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of June 30, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of June 30, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of June 30, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of June 30, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of June 30, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable -  In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. As of June 30, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

June and October 2016 Note Payable – The Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, which was due March 20, 2017. We are currently working with the note holder to renew or repay the note.

October 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of June 30, 2018, the note was outstanding.

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of June 30, 2018, the notes were outstanding.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of June 30, 2018, the note was outstanding.

For more information, see Part II—Other Information: Item 4 – Default on Senior Securities.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	June 30,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		11,300,000	14,698,221

(a)	Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from August 2018 to April 2022.

Summary of Cash Flow Activity

	Six months ended June 30,
	2018	2017
Net cash used by operating activities	$(98,084)	$(80,317)
Net cash provided by financing activities	$97,000	$110,000

Net cash used by operating activities

During the six months ended June 30, 2018 cash used by operating activities was impacted primarily by the loss incurred for the quarters less increases in stock grant expense and accrued liabilities. During the six months ended June 30, 2017 cash used by operating activities was impacted primarily by the loss incurred for the quarters less increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was due to the issuance of three convertible notes payable for $50,000, $17,000 and $30,000. Net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to the issuance of a note payable for $15,000 and investments in our Equity Offering of $100,000, offset by note payable payments of $5,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of June 30, 2018. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,277,891	$4,277,891	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	128,668	128,668	-	-	-
Note Payable (Non-convertible) (3)	16,300	16,300	-	-	-
Note Payable (Non-convertible) (4)	26,048	26,048	-	-	-
Total contractual obligations	$4,448,907	$4,448,907	$-	$-	$-

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Our critical accounting policies and estimate assumptions have not changed during the six months ended June 30, 2018.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at June 30, 2018. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously discussed, on February 27, 2018, Gary Giordano, Thomas Giordano, and James Avenue, LLC, the minority members of Van Keuren (the “Plaintiffs”), filed a complaint (the “Complaint”) against the Company and Mr. Hennessey in the Chancery Division of the Superior Court of Hudson County, New Jersey arising out of the Acquisition Agreement with Van Keuren (the “Van Keuren Agreement”).  The Complaint asserted, among other things, that the Company failed to take reasonable actions to effectuate certain of its obligations under the Van Keuren Agreement within a reasonable time, such as (i) acquiring approval of the New Jersey Department of Environmental Protection to establish a transfer station and material recovery facility (“TS/MRF”) on property owned by James Avenue, LLC (the “James Avenue Property”), (ii) acquiring the other governmental approvals needed to operate the TS/MRF, and (iii) entering a lease with James Avenue, LLC to operate the TS/MRF, and also that the Company never delivered 1,000,000 shares of restricted common stock due to the plaintiffs as consideration under the Van Keuren Agreement.  Additionally, the Complaint included a brief requesting the Court to grant them injunctive relief.  See Item 1—Business—Plan of Operation—Biomass Feedstock Production for additional information regarding the Van Keuren Agreement.

On April 9, 2018, CleanTech filed, and on May 2, 2018 amended, an answer to the Complaint (the “Answer and Counterclaim”), both denying the allegations and asserting a counter claim against each of the Plaintiffs among other things, breach of contract, in particular the Van Keuren Agreement and related contracts; interference with a prospective economic advantage, specifically regarding operation of the TS/MRF; negligence with an economic advantage regarding the operation of the TS/MRF; common law fraud; unjust enrichment; claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act; and that the Complaint asserted frivolous claims.

On April 20, 2018, a hearing was held in the Hudson County Superior Court of New Jersey Chancery Division where the Plaintiffs’ request for injunctive relief was denied.

Currently, the Company is negotiating a Settlement Agreement and Release with the Plaintiffs, Mr. Hennessey, and Van Keuren regarding the foregoing action (the “Settlement Agreement”).   At this time, the Company provides no assurance that the final Settlement Agreement will be approved by the plaintiffs, or that the lawsuit will be finally resolved.

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

In May 2018, the Company issued a convertible note in the principal amount of $30,000 to a current Board of Directors member. This convertible note bears simple interest of 6% and matures in May 2019. This convertible note may be converted into shares of the Company’s Common Stock at a price per share equal to $.04. The offering of this convertible note was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as a transaction by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of convertible promissory notes and warrants, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of June 30, 2018, approximately $4.4 million (including approximately $1.3 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: August 14, 2018	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: August 14, 2018	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr
Interim Chief Financial Officer
(Principal Accounting Officer)