Form 10-Q
period 2018-09-30
CleanTech Biofuels, Inc.
filed 2018-11-13
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ].	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

As of November 12, 2018, 99,333,409 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,828	$2,505
Prepaids and other current assets	50,451	64,718
	56,279	67,223

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	-	50,914
Goodwill	-	26,582
Total Assets	$2,225,529	$2,313,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$423,625	$429,699
Accrued interest	1,373,020	1,194,149
Accrued payroll and professional fees	1,928,375	1,784,870
Notes payable, net	3,162,152	3,032,553
Total Current Liabilities	6,887,172	6,441,271

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 98,933,409 and 97,633,409 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	98,933	97,633
Minority Interest	-	505
Additional paid-in capital	7,493,157	7,536,257
Notes receivable - restricted common stock	(43,546)	(66,288)
Accumulated deficit	(12,210,187)	(11,695,409)
Total Stockholders' Equity (Deficit)	(4,661,643)	(4,127,302)
Total Liabilities and Stockholders' Equity (Deficit)	$2,225,529	$2,313,969

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Costs and expenses:
General and administrative	$49,839	$65,573	$164,698	$184,077
Professional fees	28,360	27,124	134,991	97,054
	78,199	92,697	299,689	281,131

Other expense (income):
Interest expense	66,265	58,646	191,470	174,116
Other expense	26,207	-	26,207	-
Interest income, net of accrued interest written-off	(795)	(1,257)	(2,588)	(3,738)
	91,677	57,389	215,089	170,378

Income tax benefit	-	-	-	-

Net loss	$169,876	$150,086	$514,778	$451,509

Basic and diluted net loss per common share	**	**	**	**
Weighted average common shares outstanding	99,033,409	96,890,078	98,722,298	95,444,524

** - less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2017	97,633,409	$97,633	$7,536,257	$505	$(66,288)	$(11,695,409)
Issuance of restricted shares to consultants at $0.04/share	1,450,000	1,450	21,750	-	-	-
Interest on Notes Receivable	-	-	-	-	(2,588)	-
Note Receivable expired - shares forfeited in September at $0.10/share	(150,000)	(150)	(14,850)	-	25,330	-
Divestiture of Van Keuren investment	-	-	(50,000)	(505)	-	-
Net loss	-	-	-	-	-	(514,778)
Balances at September 30, 2018	98,933,409	$98,933	$7,493,157	$-	$(43,546)	$(12,210,187)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2018	2017
Operating Activities
Net loss applicable to common stockholders	$(514,778)	$(451,509)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(2,588)	(3,738)
Share-based compensation expense	-	62,500
Issuance of restricted common stock	23,200	2,300
Divestiture of Van Keuren investment	15,877	-
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	14,267	(44,782)
Accounts payable	5,040	13,269
Other assets and other liabilities	201,800	174,097
Accrued liabilities	143,505	143,500
Net cash used by operating activities	(113,677)	(104,363)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Issuance of Note Payable	117,000	15,000
Payments on Notes Payable	-	(5,000)
Sale of common stock	-	100,000
Net cash provided by financing activities	117,000	110,000
Net increase in cash and cash equivalents	3,323	5,637
Cash and cash equivalents at beginning of period	2,505	636
Cash and cash equivalents at end of period	$5,828	$6,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$23,200	$81,188
Divestiture of Van Keuren investment	$15,877	$-

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the Company’s audited Consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

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

Note 3 – Mergers/Acquisitions

25 Van Keuren LLC

On June 23, 2016, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted common stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate a municipal solid waste transfer station and material recovery facility (“TS/MRF”). The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. As of August 29, 2018, the Company’s investment in Van Keuren was divested pursuant to a Settlement Agreement and Release among the Company and the former members of Van Keuren (the “Van Keuren Settlement Agreement”), and the related intangible assets were written off. For more information, see Part II – Other Information - Item 1. Legal Proceedings.

The New Jersey Sports and Exposition Authority has received certification of an amendment to the Solid Waste Management Plan from the New Jersey Department of Environmental Protection (“DEP”) to include the proposed operation of a TS/MRF at a site located in Jersey City, New Jersey. CleanTech Biofuels intends to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease the property in Jersey City within 30 days after the final permit issues from the New Jersey DEP, which expires on August 29, 2019. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. Costs incurred towards obtaining the required permits and were recorded as an intangible asset on our consolidated financial statements.  These costs were removed from the consolidated financial statements as a part of the divestiture.

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

Note 4 – Goodwill and Intangibles

Goodwill

The changes in Goodwill were as follows:

Balance at December 31, 2017	$26,582
Write offs	(26,582)
Balance at September 30, 2018	$-

The Goodwill recorded was a result of the acquisition of Van Keuren in June 2016 as disclosed previously in Note 3. The amount of Goodwill represents the fair value paid for the acquisition (shares of Company common stock) in excess of the value of the net assets of Van Keuren. As of August 29, 2018, the Company’s investment in Van Keuren was divested and the related goodwill was written off. For more information, see Part II – Other Information - Item 1. Legal Proceedings.

Intangible Asset

The components of the Intangible Asset are as follows:

	September 30 , 2018			December 31, 2017
	Gross	Accumulated	Net Book	Gross	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Van Keuren purchase	$-	$-	$-	$50,914	$-	$50,914

The Company’s goodwill and acquired intangible assets with indefinite lives are not amortized, but are subject to an annual impairment test. The Company performs an impairment analysis on its goodwill and intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Acquired intangible assets with definite lives are amortized over their estimated useful lives and are tested for impairment only when impairment indicators are present. As of August 29, 2018, the Company’s investment in Van Keuren was divested and the related intangibles were written off. For more information, see Part II – Other Information - Item 1. Legal Proceedings.

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

25 Van Keuren LLC

As discussed in Note 3 – Mergers/Acquisitions, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC (“Van Keuren”). The total assets of Van Keuren at the time of the acquisition were approximately $51,000. The assets were recorded as an intangible asset in our consolidated financial statements; however, as of August 29, 2018, the Company’s investment in Van Keuren was divested and the related intangibles were written off.

All intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if the carrying amount of an intangible asset exceeds its implied fair value.

Note 7 – Debt

	September 30, 2018	December 31, 2017
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at September 30, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at September 30, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at September 30, 2018 and December 31, 2017, due April 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	-	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	-	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	-
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	-
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	-
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	-
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0%	20,000	-
Total debt	3,162,152	3,032,553
Current maturities	(3,162,152)	(3,032,553)
Long-term debt	$-	$-

Convertible Notes Payable - Since September 2008, the Company has conducted six offerings of units comprised of a convertible promissory note and a warrant, and one offering of a convertible note (with no warrant), having the terms set forth as follows:

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of September 30, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. As of September 30, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

7.1.15 Convertible Note Payable - On July 1, 2015, one noteholder in our 2009 Offering exchanged two notes into this note. This new note carries a 6% annual interest, compounded annually, and is due in quarterly installment payments: the greater of $3,000 or 10% of all investment proceeds received during the calendar quarter preceding the quarterly installment payment. As of September 30, 2018, this note has been paid in full.

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

October 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, which was due October 2018. As of September 30, 2018, the note was outstanding.

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of September 30, 2018, the notes were outstanding.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of September 30, 2018, the note was outstanding.

August 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of September 30, 2018, the note was outstanding.

The discounts on all notes payable have been amortized on a straight-line basis over the original term of each note. All discounts were fully amortized and expensed as of September 30, 2018. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to shares of Common Stock).

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	-	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		8,750,000	14,698,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from January 2019 to April 2022.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2018, the Company issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Note 12 – Subsequent Events for further updates to this offering and other share grants affecting Stockholders’ Equity.

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

In June 2016, the Company completed an acquisition of Van Keuren, as previously disclosed in Note 3, and issued in the aggregate 1,000,000 shares of restricted Common Stock of the Company (at $0.05 per share) to certain holders of membership interests in Van Keuren. Pursuant to the Van Keuren Settlement Agreement, as of August 29, 2018, the Company’s investment in Van Keuren was divested and the restrictions on the shares of Company Common Stock issued as part of the Van Keuren acquisition were lifted.

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

In September 2018, a note receivable from a Board of Directors member matured and was not paid. The note was originally issued in September 2009 to purchase shares of our Common Stock. As a result, 150,000 shares of restricted Common Stock, issued at $0.10 per share were forfeited and cancelled.

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2018 and December 31, 2017, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 84 million and 85 million shares, respectively, of our Common Stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors (“Board”). The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (“CTO”) and a VP-Business Development (“VP-BD”). These individuals maintain their engineering firm Fenton Engineering International (“FEI”) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2018, all amounts have been paid to FEI except for approximately $48,000.

One member of our current Board, James Russell and former Board member, David Bransby, are parties in investments made in our convertible note offerings. As of September 30, 2018, and December 31, 2017, their aggregate investment in our note offerings including interest, is approximately $1,015,000 and $760,000, respectively.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of September 30, 2018, and December 31, 2017, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

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

In October of 2017, the Company issued a note payable with no conversion feature, to a current Board member in the amount of $25,000, with a 6% interest rate, due October 2018. As of September 30, 2018, the note was outstanding.

In March of 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of September 30, 2018, the notes were outstanding.

In May of 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of September 30, 2018, the note was outstanding.

In August of 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of September 30, 2018, the note was outstanding.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of September 30, 2018, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant, with an exercise price of $0.10. As of September 30, 2018, none of these options were cancelled or expired and 350,000 shares of these options were vested.

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

As of September 30, 2018, there was $33,300 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted with 2,400,000 shares vested as of September 30, 2018, which have a weighted-average exercise price of $0.13. The remaining 1,200,000 options will vest in February 2019.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the nine months ended September 30, 2018 and 2017.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	8,345,000	$0.10	(1)
Granted	-
Forfeited	(2,450,000)
Options outstanding as of September 30, 2018	5,895,000	$0.11	(1)
Options exercisable as of September 30, 2018	5,895,000	$0.11

(1) The weighted-average exercise price at September 30, 2018 and December 31, 2017 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted shares issued	Weighted-Avg Issuance Price
Balance as of December 31, 2017	960,000	$0.10
Granted	-	$0.10
Forfeited	(150,000)	$0.10
Balance as of September 30, 2018	810,000	$0.10

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The Company has issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided, (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets, (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (ix) in April 2018 for 200,000 shares to a consultant for accounting services provided, (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the nine months ended September 30, 2018 and 2017, was $37,500 and $3,200, respectively (included in our general and administrative expense for employees and professional fees for consultants).

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

Contingencies

See Item 1. Legal Proceedings in the Other Information section below.

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 12, 2018, approximately $4.1 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In October 2018, the Company issued 400,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

On October 1, 2018, the Company entered into a consulting agreement with Kera Partners, LLC (“Kera”), pursuant to which the Company engaged Kera to provide services identifying potential investors interested in investing in the Company as an early-stage business and to assist the Company with raising the capital necessary to implement the Company’s business plan. This arrangement extends for 90 days, and Kera will receive compensation of $4,000 for its services.

In November of 2018, the Company issued a convertible note payable to a current Board of Directors member, in the amount of $35,000.

Note 13 – Going Concern

During the nine months ended September 30, 2018, the Company had a net loss of $515,000, negative cash flow from operations of $114,000 and negative working capital of $6.8 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after November 13, 2018, the date these consolidated financial statements were available for issue.

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

The Company is in its development stage and is focused on being a provider of: (i) cellulosic biomass derived from municipal solid waste, also known as MSW, as a feedstock for producing energy and other chemical products and (ii) recyclables (metals, plastics, glass) from the MSW. We are the exclusive licensee in the United States and Canada of patented technology, which we refer to as our Biomass Recovery Process, that cleans and separates MSW and generates a clean, homogeneous biomass feedstock that we believe can be converted into various energy products. Our license permits us to use the biomass we derive from MSW to produce all energy products. In addition, we own the patent for a pressurized steam classification technology originally developed by the University of Alabama in Huntsville that we refer to as our PSC technology. The PSC technology is the underlying technology upon which the Biomass Recovery Process is based. Prior to March 2011, we had licensed the PSC technology to Bio-Products International, Inc. (“Bio-Products”). However, pursuant to a settlement agreement with Bio-Products in March 2009, we had the right to use the Biomass Recovery Process technology worldwide, for any product that we desired and with no royalty due to Bio-Products. We terminated the license to Bio-Products in March 2011 as further described in the section entitled “Intellectual Property Terms.” The Company has spent $-0- on research and development activities for the nine months ended September 30, 2018 and 2017.

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

Recent Developments

25 Van Keuren LLC

On June 23, 2016, CleanTech entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”) pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren and the former members of Van Keuren retained a 1% interest. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted Common Stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate a municipal solid waste transfer station and material recovery facility (“TS/MRF”). The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. As of August 29, 2018, the Company’s investment in Van Keuren was divested pursuant to a Settlement Agreement and Release among the Company and the former members of Van Keuren (the “Van Keuren Settlement Agreement”), and the related intangible assets were written off. For more information, see Part II – Other Information - Item 1. Legal Proceedings.

The New Jersey Sports and Exposition Authority has received certification of an amendment to the Solid Waste Management Plan from the New Jersey Department of Environmental Protection (“DEP”) to include the proposed operation of a TS/MRF at a site located in Jersey City, New Jersey. CleanTech and Van Keuren intend to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease the property located in Jersey City within 30 days after the final permit issues from the New Jersey DEP, which expires on August 29, 2019. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. Costs incurred towards obtaining the required permits were recorded as an intangible asset on our consolidated financial statements. These costs were removed from the consolidated financial statements as a part of the divestiture.

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted common stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of November 12, 2018, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 12, 2018, approximately $4.1 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In May of 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of September 30, 2018, the note was outstanding.

In August of 2018, the Company issued a convertible note payable, to a current Board of Directors member, in the amount of $20,000.

In October 2018, the Company issued 400,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

In November of 2018, the Company issued a convertible note payable to a current Board of Directors member, in the amount of $35,000.

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

Jersey City

As described earlier under Recent Developments, the Company’s primary focus is to seek the capital required to obtain the necessary permits and approvals from the New Jersey DEP and to build, own and operate the TS/MRF in Jersey City, NJ. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease the property located in Jersey City which expires on August 29, 2019 and intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel and chemical research firms for evaluation.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. The Company’s activities and related primary expenses are in the following categories: General and administrative – payroll (including share-based compensation, stock grants, and payroll taxes), general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable, interest income on notes receivable related to restricted stock grants, notes receivable forfeitures and investment divestitures.

	Three months ended September 30,
	2018	2017	Change
Costs and expenses:
General and administrative	$49,839	$65,573	$(15,734)
Professional fees	28,360	27,124	1,236
	78,199	92,697	(14,498)

Other expense (income):
Interest expense	66,265	58,646	7,619
Other expense	26,207	-	26,207
Interest income, net of accrued interest written-off	(795)	(1,257)	462

Net loss applicable to common stockholders	$169,876	$150,086	$19,790

General and Administrative – The decrease was due to a decrease in insurance premiums of $9,000, a decrease in corporate filling fees of $3,000 and a decrease in travel expenses of $2,000.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Other Expense – The increase was due to a Board of Directors Member note forfeiture and the divestiture if the Van Keuren investment.  See Part II. Other Information: - Item 1.  Legal Proceedings for further discussion.

	Nine months ended September 30,
	2018	2017	Change
Costs and expenses:
General and administrative	$164,698	$184,077	$(19,379)
Professional fees	134,991	97,054	37,937
	299,689	281,131	18,558

Other expense (income):
Interest expense	191,470	174,116	17,354
Other expense	26,207	-	26,207
Interest income, net of accrued interest written-off	(2,588)	(3,738)	1,150

Net loss applicable to common stockholders	$514,778	$451,509	$63,269

General and Administrative – The decrease was due to a decrease in insurance of $25,000 and in travel expenses of $2,000, partially offset by a restricted stock grant to a consultant of $4,000 and a $4,000 increase in corporate filling fees / permits.

Professional Fees – The increase in professional fees was due to legal fees regarding a complaint filed against the Company. See Part II. Other Information: - Item 1. Legal Proceedings for further discussion.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Other Expense – The increase was due to a Board of Directors Member note forfeiture and the divestiture if the Van Keuren investment.  See Part II. Other Information: - Item 1.  Legal Proceedings for further discussion.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 12, 2018, we raised an aggregate of: (i) approximately $3.4 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2018 and (ii) $763,500 in an equity offering of restricted Common Stock through our Subscription Agreements (our Equity Offering 8/13). We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so. As of November 12, 2018, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2018, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering. As a result, as of September 30, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2018, we had $1,877,162 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2018, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2018, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of September 30, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of September 30, 2018, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable -- In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. As of September 30, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

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

October 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of September 30, 2018, the note was outstanding.

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of September 30, 2018, the notes were outstanding.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of September 30, 2018, the note was outstanding.

August 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of September 30, 2018, the note was outstanding.

For more information, see Part II – Other Information: Item 4 – Default on Senior Securities.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2018	2017
Noteholders, 11/10 Offering	$0.30	-	398,221
Noteholder in 2015 Offering	$0.15	-	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		8,750,000	14,698,221

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from January 2019 to April 2022.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2018	2017
Net cash used by operating activities	$(113,677)	$(104,363)
Net cash provided by financing activities	$117,000	$110,000

Net cash used by operating activities

During the nine months ended September 30, 2018 cash used by operating activities was impacted primarily by the loss incurred for the quarters less increases in accrued interest and other accrued liabilities. During the nine months ended September 30, 2017 cash used by operating activities was impacted primarily by the loss incurred for the quarters less increases in accounts payable and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was due to the issuance of four convertible notes payable for $50,000, $17,000, $30,000 and $20,000. Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to the issuance of a note payable for $15,000 and investments in our Equity Offering of $100,000, offset by note payable payments of $5,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2018. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,361,705	$4,361,705	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	130,500	130,500	-	-	-
Note Payable (Non-convertible) (3)	16,541	16,541	-	-	-
Note Payable (Non-convertible) (4)	26,426	26,426	-	-	-
Total contractual obligations	$4,535,172	$4,535,172	$-	$-	$-

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
(4) Amount represents value of principal amount of note and interest. Final payment on this note was due October 18, 2018.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018. Our critical accounting policies and estimate assumptions have not changed during the nine months ended September 30, 2018.

Additional Information

Board of Directors. A member of our Board, David Bransby, passed away in October 2018. The Board is working to identify a qualified individual to serve Mr. Bransby’s remaining term as a director pursuant to the Company’s Restated By-Laws.

Consulting Agreement. On October 1, 2018, the Company entered into a consulting agreement with Kera Partners, LLC (“Kera”), pursuant to which the Company engaged Kera to provide services identifying potential investors interested in investing in the Company as an early-stage business and to assist the Company with raising the capital necessary to implement the Company’s business plan. This arrangement extends for 90 days, and Kera will receive compensation of $4,000 for its services.

Investments. In October 2018, the Company issued 400,000 shares of restricted Common Stock to a consultant for accounting services provided to the Company.

In November of 2018, the Company issued a convertible note payable to a current Board of Directors member, in the amount of $35,000.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at September 30, 2018. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on February 27, 2018, Gary Giordano, Thomas Giordano, and James Avenue, LLC, the minority members of Van Keuren (the “Plaintiffs”), filed a complaint (the “Complaint”) against the Company and Mr. Hennessey in the Chancery Division of the Superior Court of Hudson County, New Jersey arising out of the Acquisition Agreement with Van Keuren (the “Van Keuren Agreement”). The Complaint asserted, among other things, that the Company failed to take reasonable actions to effectuate certain of its obligations under the Van Keuren Agreement within a reasonable time, such as (i) acquiring approval of the New Jersey Department of Environmental Protection to establish a transfer station and material recovery facility (“TS/MRF”) on property owned by James Avenue, LLC (the “James Avenue Property”), (ii) acquiring the other governmental approvals needed to operate the TS/MRF, and (iii) entering a lease with James Avenue, LLC to operate the TS/MRF, and also that the Company never delivered 1,000,000 shares of restricted common stock due to the plaintiffs as consideration under the Van Keuren Agreement. Additionally, the Complaint included a brief requesting the Court to grant them injunctive relief. See Item 1—Business—Plan of Operation—Biomass Feedstock Production and Notes to Consolidated Financial Statements—Note 3—Merger/Acquisitions—25 Van Keuren LLC for additional information regarding the Van Keuren Agreement. On April 9, 2018, CleanTech filed, and on May 2, 2018 amended, an answer to the Complaint (the “Answer and Counterclaim”), both denying the allegations and asserting a counter claim against each of the Plaintiffs including, among other things, breach of contract, in particular the Van Keuren Agreement and related contracts; interference with a prospective economic advantage, specifically regarding operation of the TS/MRF; negligence with an economic advantage regarding the operation of the TS/MRF; common law fraud; unjust enrichment; claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act; and that the Complaint asserted frivolous claims.

On August 29, 2018, the Company entered into a Settlement Agreement and Release with the Plaintiffs, pursuant to which, among other things, (i) the Company divested its ownership of Van Keuren to the Plaintiffs; (ii) the Company and the Plaintiffs each released all claims and counterclaims under the Claim and the Answer and Counterclaim; and (iii) all such claims and counterclaims were dismissed with prejudice. Additionally, the Company and the Plaintiffs entered into a New Lease Option Agreement granting the Company a one-year option to lease the James Avenue Property exercisable upon the issuance of a final permit to operate a TS/MRF on the James Avenue Property from New Jersey DEP, which expires on August 29, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2018, the Company issued a convertible note in the principal amount of $20,000 to a current Board of Directors member. This convertible note bears simple interest of 6% and matures in August 2019. This convertible note may be converted into shares of the Company’s Common Stock at a price per share equal to $.04. The offering of this convertible note was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as a transaction by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of convertible promissory notes and warrants, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of September 30, 2018, approximately $4.5 million (including approximately $1.4 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: November 13, 2018	/s/ Edward P. Hennessey, Jr.
__________________________
Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 13, 2018	/s/ Edward P. Hennessey, Jr.
__________________________
Edward P. Hennessey, Jr
Interim Chief Financial Officer
(Principal Accounting Officer)