Form 10-K
period 2018-12-31
CleanTech Biofuels, Inc.
filed 2019-04-01
CIK 1411036

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 333-145939

CleanTech Biofuels, Inc.

(Exact Name of Registrant as Specified in Its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., St. Louis, Missouri	63130
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number): (314) 802-8670

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [✔]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [✔] No [ ]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✔] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [✔ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✔]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [✔]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[✔]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 (the last business day of our most recently completed second quarter) $662,127

As of March 29, 2019, the number of shares outstanding of the Company's common stock was 99,633,409.

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

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We have had an ongoing lack of liquidity. Currently, we do not have sufficient capital to continue to fund our proposed operations, and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of outside capital in recent years. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

Our company was initially conceived as a fully-integrated producer of cellulosic ethanol from MSW. Based on our investigation and acquisition of new technologies and research and development of our existing technologies in 2008, we re-focused our business to the commercialization of our Biomass Recovery Process technology for cleaning and separating MSW into its component parts and initiated a plan to consolidate the ownership and/or rights to use intellectual property around this technology. The technology is currently in commercial use in Coffs Harbor, Australia by an operator not owned by the Company (the “Third-Party Operator”). As a result, we believe this technology could be implemented commercially in the United States and elsewhere. In furtherance of our focus, we are continuing our ongoing search for an outside source of financing that will provide the capital for us to design, build, and operate a commercial biomass recovery plant that will allow us to produce biomass feedstock for customer evaluation, trial purchases, and/or to be used in equipment selection for power generation and possibly combined heat and power ("CHP"). Initially, the biomass feedstock output is expected to be sold or provided to electric utilities, power and steam producers, power and CHP equipment suppliers, and biofuel research firms for evaluation. In addition to seeking a source of funding for plant development, the Company hopes to license and/or develop potential commercial projects as they present themselves. All of our developments plan to focus on cleaning and separating MSW into its component parts in order to obtain: (i) a homogenous feedstock of cellulosic biomass for producing energy and other chemical products and (ii) recyclable products (metals, plastics). Our plans may also include possibility of operating a MSW transfer station where we could install our technology.

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

In October 2014, we entered into a nonbinding Memorandum of Understanding (“MOU”) with various parties (combined, the “Parties”) which memorializes the Parties’ intent for CleanTech to develop and operate a MSW transfer station and biomass recovery plant on land in Jersey City, NJ not owned by CleanTech.  Under the terms of the MOU, Parties agree to work towards Definitive Agreements, as soon as reasonably practicable, including but not limited to: an escrow agreement whereby CleanTech would fund engineering and legal expenses incurred during the permitting application process, an option agreement providing CleanTech the right to purchase the permit applicant, a lease agreement for a period of not less than 20 years, including two 5 year options to extend the term of the lease to 30 years, and non-compete agreements from the parties. This MOU will terminate upon the earlier of: (i) execution of the Definitive Agreements, (ii) mutual agreement between the Parties, and (iii) 5 PM (EST) on June 29, 2015. While this MOU has expired, we continue to work towards a Definitive Agreement.

25 Van Keuren LLC

On June 23, 2016, CleanTech entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”) pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren and the former members of Van Keuren retained a 1% interest. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted Common Stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate a municipal solid waste transfer station and material recovery facility (“TS/MRF”). The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. As of August 29, 2018, the Company’s investment in Van Keuren was divested pursuant to a Settlement Agreement and Release among the Company and the former members of Van Keuren (the “Van Keuren Settlement Agreement”), and the related intangible assets were written off. For more information, see Part I – Item 3. Legal Proceedings.

The Solid Waste Management Plan of the New Jersey Department of Environmental Protection (“DEP”), following certification of an amendment to the New Jersey Sports and Exposition Authority, includes the proposed operation of a TS/MRF at a site located in Jersey City, New Jersey. CleanTech and Van Keuren intend to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease certain property located in Jersey City within 30 days after the final permit issues from the New Jersey DEP, which expires on August 29, 2019. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. Costs incurred towards obtaining the required permits were recorded as an intangible asset on our consolidated financial statements.  These costs were removed from the consolidated financial statements as a part of the divestiture of CleanTech’s interest in Van Keuren.

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

The process also creates residual waste (fines, rocks, soil, textiles and non-recyclable fractions), which we expect will represent the remaining 15 to 25 percent of the MSW input.  We do not expect to be able to recover any value in this residual waste. We will be required to deliver this waste to landfills, and will accordingly incur tipping fee expenses.

The process is currently used in a commercial plant operated by the Third-Party Operator in Coffs Harbor, Australia which has been in operation for over ten years. We believe that our process represents significant improvement over other autoclave technologies currently in use because of:

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

If we are able to continue to develop our business and pursue opportunities, we may incur research and development costs. We incurred no costs in 2018 and 2017 for research and development.

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

Currently, landfill operators charge a tipping fee to deliver MSW to a landfill, waste-to-energy facility, recycling facility, transfer station or similar facility. Tipping fees vary widely based on geographic location and the number of available places to dispose of MSW in a given location. Because of the increasing cost pressures on waste haulers and based on current tipping fee pricing, we believe we will be able to negotiate a payment of part of their tipping fee from waste haulers who deliver MSW to us for processing that would range from as low as $35 per ton in some central parts of the country to over $110 per ton in the Northeast and parts of the Southeast. The availability of tipping fees at favorable rates will be a key component of our business.

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

In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process which includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor; and the Company released the 4,000,000 shares of common stock to the Licensor previously held in escrow since the merger.

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

Access to SEC Filings

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Interested readers can access, free of charge, all of our filings with the SEC and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the About Us/Investor Relations/SEC Filings section of our website at www.cleantechbiofuels.net as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We will also provide a copy of these documents, free of charge, to any stockholder upon written request addressed to: CleanTech Biofuels, Inc., 7386 Pershing Ave, St. Louis, MO 63130.

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

Because of our lack of revenues, lack of working capital, and lack of any assured financing sources, our consolidated financial statements raise doubt about our ability to continue as a going concern because of our financial condition, and substantial losses. The opinion of our auditors for the year ended December 31, 2018 expressed a qualification about our ability to continue as a going concern. This condition has continued since those consolidated financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

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

As a public company, we are incurring significant legal, accounting and other expenses and our corporate governance and financial reporting activities are more time-consuming. These costs and obligations divert resources from developing and furthering our business plan and operations. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. For example, as a public company, we are required to adopt policies regarding internal controls and disclosure controls and procedures. In addition, we are incurring additional costs associated with our public company reporting requirements. These rules and regulations could make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our common stock is subject to the SEC's “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth or a joint net worth with the person’s spouse, in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of December 31, 2018, we had: (i) 99,333,409 shares of our common stock outstanding, and (ii) outstanding convertible notes (including accrued interest) with warrants convertible into approximately 68.0 million shares of our common stock, and warrants, immediately exercisable and representing the right to purchase approximately 8.8 million shares of our common stock. An additional 14,000,000 shares of our common stock have been reserved for issuance pursuant to our 2007 Stock Option Plan.

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

ITEM 3.  Legal Proceedings

As previously disclosed, on February 27, 2018, Gary Giordano, Thomas Giordano, and James Avenue, LLC, the minority members of Van Keuren (the “Plaintiffs”), filed a complaint (the “Complaint”) against the Company and Mr. Hennessey in the Chancery Division of the Superior Court of Hudson County, New Jersey arising out of the Acquisition Agreement with Van Keuren (the “Van Keuren Agreement”).  The Complaint asserted, among other things, that the Company failed to take reasonable actions to effectuate certain of its obligations under the Van Keuren Agreement within a reasonable time, such as (i) acquiring approval of the New Jersey Department of Environmental Protection to establish a transfer station and material recovery facility (“TS/MRF”) on property owned by James Avenue, LLC (the “James Avenue Property”), (ii) acquiring the other governmental approvals needed to operate the TS/MRF, and (iii) entering a lease with James Avenue, LLC to operate the TS/MRF, and also that the Company never delivered 1,000,000 shares of restricted common stock due to the plaintiffs as consideration under the Van Keuren Agreement.  Additionally, the Complaint included a brief requesting the Court to grant Plaintiffs certain injunctive relief.  See Item 1—Business—Plan of Operation—Biomass Feedstock Production and Notes to Consolidated Financial Statements—Note 3—Merger/Acquisitions—25 Van Keuren LLC for additional information regarding the Van Keuren Agreement. On April 9, 2018, CleanTech filed, and on May 2, 2018 amended, an answer to the Complaint (the “Answer and Counterclaim”), both denying the allegations and asserting a counter claim against each of the Plaintiffs including, among other things, breach of contract, in particular the Van Keuren Agreement and related contracts; interference with a prospective economic advantage, specifically regarding operation of the TS/MRF; negligence with an economic advantage regarding the operation of the TS/MRF; common law fraud; unjust enrichment; claims under the New Jersey Racketeer Influenced and Corrupt Organizations Act; and that the Complaint asserted frivolous claims.

On August 29, 2018, the Company entered into a Settlement Agreement and Release with the Plaintiffs, pursuant to which, among other things, (i) the Company divested its ownership of Van Keuren to the Plaintiffs; (ii) the Company and the Plaintiffs each released all claims and counterclaims under the Claim and the Answer and Counterclaim; and (iii) the Company and the Plaintiffs agreed to dismiss all such claims and counterclaims with prejudice. Additionally, the Company and the Plaintiffs entered into a New Lease Option Agreement granting the Company a one-year option to lease the James Avenue Property exercisable upon the issuance of a final permit to operate a TS/MRF on the James Avenue Property from New Jersey DEP, which expires on August 29, 2019.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock (“Common Stock”) (symbol: CLTH) is currently posted on the OTCQB Market.

On March 29, 2019, the closing price of our Common Stock was $0.018 per share. As of March 29, 2019, we had approximately 128 stockholders of record.

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

Recent Sales of Unregistered Securities

In March 2018, the Company issued 250,000 shares of restricted Common Stock to a consultant for legal / corporate finance services provided to the Company. This offering of securities was exempt from registration under the the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(a)(2) thereof, as a transaction by the issuer not involving a public offering.

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

Results of Operations

The company’s activities and related primary expenses are in the following categories: General and administrative – stock grants, general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Interest – interest on convertible notes.

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations:

Year ended December 31, 2018 compared to the year ended December 31, 2017

	Years ended December 31,
	2018	2017	Change
Costs and expenses:
General and administrative	$217,264	$243,971	$(26,707)
Professional fees	168,373	117,214	51,159
	385,637	361,185	24,452

Other expense (income):
Interest expense	258,553	241,107	17,446
Other expense	15,877	-	15,877
Interest income, net of accrued interest written-off	7,188	6,981	207

Net loss applicable to common stockholders	$667,255	$609,273	$57,982

Costs and expenses:

General and administrative – The decrease was primarily due to a decrease in insurance premiums of $29,000 and a decrease in travel expenses of $9,000, offset by an increase in corporate filing fees of $6,000 and in restricted stock grants of $4,000.

Professional fees – The increase in 2018 was due primarily to an increase of $50,000 in consulting and legal fees.

Other expense – The increase in 2018 was due to the divestiture in the Van Keuren investment.

Interest expense – The increase in 2018 was due to the compounding effect of interest on our notes payable, interest on five new notes payable in 2018 and a full years’ worth of interest for the January 2017 and October 2017 notes.

Year ended December 31, 2017 compared to the year ended December 31, 2016

	Years ended December 31,
	2017	2016	Change
Costs and expenses:
General and administrative	$243,971	$394,709	$(150,738)
Professional fees	117,214	91,402	25,812
	361,185	486,111	(124,926)

Other expense (income):
Interest expense	241,107	225,268	15,839
Interest income, net of accrued interest written-off	6,981	9,315	(2,334)

Net loss applicable to common stockholders	$609,273	$720,694	$(111,421)

Costs and expenses:

General and administrative – The decrease in 2017 was due primarily to decreases of $49,000 related to stock grants, $17,000 in travel and entertainment, and $90,000 in payroll, offset by an increase in insurance of $7,000.

Professional fees – The increase in 2017 was due primarily to an increase of $25,000 in consulting fees.

Interest expense – The increase in 2017 was due to the compounding effect of interest on our notes payable, interest on two new notes payable issued in January and October of 2017 and a full years’ worth of interest for certain notes issued in June 2016 and October 2016.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of March 29, 2019, we have raised an aggregate of: (i) approximately $3.7 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2018 and (ii) $763,500 in an equity offering of restricted Common Stock pursuant to Subscription Agreements conducted during August of 2013. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however to date we have not been successful in doing so.  As of March 29, 2019, our current cash and other assets are not sufficient to fund our operations. As of December 31, 2018, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of December 31, 2018, we had $189,185 face value of notes outstanding in connection with to this offering, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due in connection with this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2018, we had $1,877,162 face value of these notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2018, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2018, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2018, raised a total of $85,000 of investment proceeds. As of December 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note was due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi)  approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of December 31, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	As of December 31,
Warrants issued to:	Price	2018	2017	2016
Noteholders, 11/10 Offering	$0.30	-	398,221	398,221
Noteholder in 2015 Offering	$0.15	-	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	150,000
		8,750,000	14,698,221	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants expire at various dates from January 2019 to April 2022.

Summary of Cash Flow Activity

	For the Years Ended December 31,
	2018	2017	2016
Net cash used by operating activities	$(143,448)	$(133,131)	$(179,619)
Net cash used by investing activities	-	-	-
Net cash provided by financing activities	152,000	135,000	177,170

Net cash used by operating activities

During 2018, 2017 and 2016, cash used by operating activities was impacted primarily by increases in accrued interest and other accrued liabilities.

Net cash provided by financing activities

During 2018, cash provided by financing activities was attributable to the issuance of convertible notes payable totaling $152,000.

During 2017, cash provided by financing activities was primarily due to the continuance of our equity offerings and the issuance of equity and notes payable for a total of $140,000, offset by note payable payments of $5,000.

During 2016, cash provided by financing activities was primarily due to the continuance of our equity offerings and the issuance of equity and  notes payable for a total of $195,000, offset by note payable payments of $17,377.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of December 31, 2018. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,461,323	$4,461,323	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	132,333	132,333	-	-	-
Note Payable (Non-convertible) (3)	16,781	16,781	-	-	-
Note Payable (Non-convertible) (4)	26,819	26,819	-	-	-
Total contractual obligations	$4,637,256	$4,637,256	$-	$-	$-

(1) Amount represents value of principal amount of notes and estimates for interest. These notes are with various individuals, carry one-year terms and are convertible into shares of the Company's Common Stock at the noteholders' option. The first of these notes came due in April 2010. If the noteholders do not convert their notes into shares of Common Stock, the notes will have to be repaid or refinanced.

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

Critical Accounting Estimates

Long-Lived Assets – Our acquisition and merger activities have resulted in aggregate licensing and patent assets of approximately $2.2 million as of December 31, 2018. We are required to conduct impairment tests of long-lived assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an asset below its carrying value. As we have not commenced commercial operations, these assets have not yet been placed in service.

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

As of and during the years ended December 31, 2018 and 2017, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2018, all of our debt instruments (Notes Payable) carry fixed interest rates. We do not have any arrangements for borrowings under a credit facility. We currently have no operations and are not subject to any currency fluctuations or credit risk.

ITEM 8. Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CleanTech Biofuels, Inc.

St. Louis, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanTech Biofuels, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of CleanTech Biofuels, Inc. and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

MILHOUSE & NEAL, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2010

Maryland Heights, Missouri

April 1, 2019

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,057	$2,505
Prepaids and other current assets	41,651	64,718
	52,708	67,223

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Intangibles	-	50,914
Goodwill	-	26,582
Total Assets	$2,221,958	$2,313,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$422,053	$429,699
Accrued interest	1,440,103	1,194,149
Accrued payroll and professional fees	1,975,724	1,784,870
Notes payable, net	3,197,152	3,032,553
Total Current Liabilities	7,035,032	6,441,271

Notes Payable - Long-Term	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 99,333,409 and 97,633,409 shares issued and outstanding at December 31, 2018 and 2017, respectively	99,333	97,633
Minority Interest	-	505
Additional paid-in capital	7,494,357	7,536,257
Notes receivable - restricted common stock	(44,100)	(66,288)
Accumulated deficit	(12,362,664)	(11,695,409)
Total Stockholders' Equity (Deficit)	(4,813,074)	(4,127,302)
Total Liabilities and Stockholders' Equity (Deficit)	$2,221,958	$2,313,969

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017	2016
Costs and expenses:
General and administrative	$217,264	$243,971	$394,709
Professional fees	168,373	117,214	91,402
	385,637	361,185	486,111

Other expense (income):
Interest expense	258,553	241,107	225,268
Other expense	15,877	-	-
Interest income, net of accrued interest written-off	7,188	6,981	9,315
	281,618	248,088	234,583

Income tax benefit	-	-	-

Net loss	$667,255	$609,273	$720,694

Basic and diluted net loss per common share	$0.01	$0.01	$0.01
Weighted average common shares outstanding	98,875,076	96,001,745	92,817,580

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Notes Rec -
			Additional		restricted
	Common Stock		Paid-in	Minority	common	Accumulated
	Shares	Amount	Capital	Interest	stock	deficit
Balances at December 31, 2015	87,488,413	$87,488	$7,178,514	$-	$(126,699)	$(10,365,442)
Issuance of restricted shares to investors at $0.10/share	1,100,000	1,100	108,900	-	-	-
Issuance of restricted shares to Board of Directors & mgmt. at $0.01/share in February	4,000,000	4,000	48,800	-	-	-
Issuance of restricted shares for Van Keuren acquisition at $0.05/share in June	1,000,000	1,000	49,000	505	-	-
Note Receivable expired - Shares forfeited in August at $0.10/share	(150,000)	(150)	(22,350)	-	38,049	-
Issuance of restricted shares to consultant at $0.024/share in September	750,000	750	17,250	-	-	-
Interest on Notes Receivable	-	-	-	-	(6,234)	-
Net loss	-	-	-	-	-	(720,694)
Balances at December 31, 2016	94,188,413	94,188	7,380,114	505	(94,884)	(11,086,136)
Issuance of restricted shares to investors at $0.10/share	1,000,000	1,000	99,000	-	-	-
Issuance of restricted shares to consultant at $0.032/share in May	100,000	100	3,100	-	-	-
Issuance of restricted shares to consultant at $0.028/share in July	200,000	200	5,400	-	-	-
Issuance of restricted shares to consultant at $0.028/share in August	2,000,000	2,000	54,000	-	-	-
Conversion of Note Payable at $.08/share in September	204,996	205	16,183	-	-	-
Note Receivable expired - Shares forfeited in December at $0.36/share	(60,000)	(60)	(21,540)	-	33,505	-
Interest on Notes Receivable	-	-	-	-	(4,909)	-
Net loss	-	-	-	-	-	(609,273)
Balances at December 31, 2017	97,633,409	97,633	7,536,257	505	(66,288)	(11,695,409)
Issuance of restricted shares to consultant at $0.04/share in March	250,000	250	3,750	-	-	-
Issuance of restricted shares to consultant at $0.04/share in March	1,000,000	1,000	15,000	-	-	-
Issuance of restricted shares to consultant at $0.04/share in April	200,000	200	3,000	-	-	-
Issuance of restricted shares to consultant at $0.01/share in October	400,000	400	1,200	-	-	-
Note Receivable expired - Shares forfeited in September at $0.10/share	(150,000)	(150)	(14,850)	-	25,330	-
Divestiture of Van Keuren investment	-	-	(50,000)	(505)	-	-
Interest on Notes Receivable	-	-	-	-	(3,142)	-
Net loss	-	-	-	-	-	(667,255)
Balances at December 31, 2018	99,333,409	$99,333	$7,494,357	$-	$(44,100)	$(12,362,664)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net loss applicable to common stockholders	$(667,255)	$(609,273)	$(720,694)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Depreciation	-	-	-
Interest income	(3,142)	(4,909)	9,315
Share-based compensation expense	-	-	-
Issuance of restricted common stock	24,800	64,800	70,800
Divestiture of Van Keuren investment	15,877	-	-
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	23,067	(35,599)	10,000
Accounts payable	3,468	7,860	22,542
Other assets and other liabilities	268,883	253,012	220,774
Accrued liabilities	190,854	190,978	207,644
Net cash used by operating activities	(143,448)	(133,131)	(179,619)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows Provided (Used) by Financing Activities
Advances - related parties	-	-	(453)
Issuance of Convertible Notes Payable	152,000	-	-
Issuance of Note Payable	-	40,000	85,000
Payments on Notes Payable	-	(5,000)	(17,377)
Sale of common stock	-	100,000	110,000
Net cash provided by financing activities	152,000	135,000	177,170
Net (decrease) increase in cash and cash equivalents	8,552	1,869	(2,449)
Cash and cash equivalents at beginning of period	2,505	636	3,085
Cash and cash equivalents at end of period	$11,057	$2,505	$636

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$3,484

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and employee	$24,800	$64,800	$70,800
Common stock issued for acquisition of Van Keuren	$-	$-	$50,000
Common stock issued for convertible notes converted	$-	$16,388	$-
Divestiture of Van Keuren investment	$15,877	$-	$-

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

Consolidation - The consolidated financial statements include the accounts of CleanTech Biofuels, Inc. and its wholly owned subsidiaries, SRS Energy, Inc. and CTB Licensing, LLC. Prior to its divestiture on August 29, 2018, the accounts of 25 Van Keuren LLC were also included in the consolidated financial statements. As a result of the 25 Van Keuren LLC divestiture the Company recognized a loss of $16,000, which was recorded in other expense on the Consolidated Statement of Operations.  All significant intercompany transactions and balances are eliminated in consolidation.

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

The standards on accounting for uncertainty in income taxes (incorporated into the FASB Accounting Standards Codification (Codification) Topic 740, Income Taxes) clarify the accounting and recognition for income tax positions taken or expected to be taken in the Company’s income tax returns. The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2015 - 2018. In evaluating the Company’s tax provisions and accruals, future taxable income, and the reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes their estimates are appropriate based on facts and circumstances.

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

As of December 31, 2018, and 2017, and during the years ended December 31, 2018, 2017, and 2016, we utilized Level 1 inputs to determine the fair value of cash equivalents and we utilized Level 2 inputs to determine the fair value of certain long-lived assets.

Restricted Stock Compensation – From time to time, we issue restricted Common Stock to employees, directors, and consultants as compensation. The cost of these grants is recorded in general and administrative expense for employees and directors and professional fees for consultants. The cost is determined using the number of shares granted at a discount to the market value on the date of the grant. The discount is applied for a Lack of Marketability due to: (i) shares issued are unregistered shares and subject to Rule 144 of the Securities Act of 1933, (ii) minimal trading activity in our shares, only about 1/3rd of which are registered and free-trading shares, and (iii) the Company has yet to begin operations and has had no revenue. The Company issued shares in 2016, 2017 and 2018 as detailed further in Note 10.

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

Net Loss per Common Share - The Company calculates basic loss per share ("EPS") and diluted EPS. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of December 31, 2018, 2017 and 2016, the Company had options, warrants and convertible notes to purchase an aggregate of approximately 86 million, 85 million and 86 million shares of common stock, respectively, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the face of the statements of operations and in its disclosure of unaudited quarterly financial data in Note 14.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 modified the disclosure requirements in Topic 820, "Fair Value Measurement," based on the FASB Concepts Statement, "Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements," including consideration of costs and benefits. The guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718).” This ASU addresses share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815).” This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting.” This ASU, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The standard is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles —Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.” This ASU simplifies several aspects of the accounting for goodwill impairment. The guidance requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact the guidance will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In August 2015, the FASB approved a one-year deferral of the effective date of this ASU. This standard now became effective beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We have adopted the guidance and currently it does not have a material impact on the financial statements as the Company does not have revenue. The requirements of the ASU will be followed when the Company does have revenue.

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

Upon consummation of the merger, the Company paid $20,000 in cash and issued a promissory note in the original principal amount of $80,000 bearing interest at an annual rate of 6% to a shareholder of the Licensor. This note has been paid in full. Additionally, the Company issued to the four shareholders of the Licensor a total of 1,895,000 shares of Common Stock and deposited an additional 4,000,000 shares of Common Stock into an escrow account (collectively, the “Shares”). The Shares were issued as part of the merger consideration received by the shareholders of the Licensor. In accordance with a November 2013 amendment, the Company has an exclusive license in the United States and Canada to use the Biomass Recovery Process which includes no performance requirements on the Company; the license agreement is for a term of 21 years from the date of the amendment or the life of any patent issued for the Biomass Recovery Process, including any amendments, modifications or extensions; the license requires that the Company pay a royalty in the amount of $2.00 per ton of MSW used in the Biomass Recovery Process to the Licensor; and the Company released the 4,000,000 shares of common stock to the Licensor previously held in escrow since the merger. The Company has recorded a long-term asset of approximately $1.6 million which it will begin to amortize upon utilizing the license in our operations.

25 Van Keuren LLC

On June 23, 2016, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted common stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate a municipal solid waste transfer station and material recovery facility (“TS/MRF”). The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. As of August 29, 2018, the Company’s investment in Van Keuren was divested pursuant to a Settlement Agreement and Release among the Company and the former members of Van Keuren (the “Van Keuren Settlement Agreement”), and the related intangible assets were written off. For more information, see Part I – Item 3. Legal Proceedings.

The Solid Waste Management Plan of the New Jersey Department of Environmental Protection (“DEP”), following certification of an amendment to the New Jersey Sports and Exposition Authority, includes proposed operation of a TS/MRF at a site located in Jersey City, New Jersey. CleanTech Biofuels intends to seek the necessary permits and approvals from the New Jersey DEP to build, own and operate the TS/MRF. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease certain property in Jersey City within 30 days after the final permit issues from the New Jersey DEP, which expires on August 29, 2019. The Company intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. Costs incurred towards obtaining the required permits were recorded as an intangible asset on our consolidated financial statements. These costs were removed from the consolidated financial statements as a part of the divestiture of CleanTech’s interest in Van Keuren.

Note 4 – Property and Equipment

At December 31, our property and equipment consisted of:

	2018	2017
Computers	$-	$-
Furniture and fixtures	15,799	15,799
Plant and equipment	18,700	18,700
	34,499	34,499
Accumulated Depreciation	(34,499)	(34,499)
Total	$-	$-

For the years ended December 31, 2018 and 2017, we had no depreciation expense.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the Note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS to the WL Meyer Legacy Trust as of the March 17, 2015 amendment. As of December 31, 2018, $72,696 face value of this note is outstanding. For more information on this note, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt.

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

Note 7 – Debt

	December 31, 2018	December 31, 2017
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at December 31, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,877,162 at December 31, 2018 and December 31, 2017, due one year from date of note, interest at 6.0%	1,877,162	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at December 31, 2018 and December 31, 2017, due April 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $50,000 due in six months from the date of note, interest at 9.0%	-	50,000
Note Payable, which is made up of one note with a face value of $35,000 due in six months from the date of note, interest at 9.0%	-	35,000
Note Payable, which is made up of one note with a face value of $15,000 due March 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	-
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	-
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	-
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	-
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0%	20,000	-
Convertible Note Payable, which is made up of one note with a face value of $35,000 due November 2019, interest at 6.0%	35,000	-
Total debt	3,197,152	3,032,553
Current maturities	(3,197,152)	(3,032,553)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of December 31, 2018, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due in connection with this offering is $-0-

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of common stock in 2011 and four notes were converted to common stock in 2012. As of December 31, 2018, we had $1,877,162 face value of these notes outstanding, which includes the exchanged notes from our 2009 Offering. As of December 31, 2018, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of December 31, 2018, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of December 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and, as of December 31, 2018, raised a total of $85,000 of investment proceeds. As of December 31, 2018, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note was due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment.  As of December 31, 2018, $72,696 face value of this note is outstanding. We plan to work with the note holder to exchange, convert or repay this note.

June and October 2016 Note Payable – The Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

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

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of December 31, 2018, the notes were outstanding.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of December 31, 2018, the note was outstanding.

August 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of December 31, 2018, the note was outstanding.

November 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000, with a 6% interest rate, due November 2019. As of December 31, 2018, the note was outstanding.

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

	Exercise	As of December 31,
Warrants issued to:	Price	2018	2017	2016
Noteholders, 11/10 Offering	$0.30	-	398,221	398,221
Noteholder in 2015 Offering	$0.15	-	2,550,000	2,550,000
Investors in Subscription Agreements (a)	$0.15	6,300,000	9,300,000	13,725,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000	150,000
		8,750,000	14,698,221	19,123,221

(a)

Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants expire at various dates from January 2019 to April 2022.

Note 8 - Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of December 31, 2018, the Company had issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

In January 2014, the Company issued 500,000 restricted shares (at $0.012 per share) of our Common Stock per the consulting agreement with GWS Environmental Consultants. GWS has certain expertise and contacts in the collection, recycling, transfer, and disposal of MSW and provided the Company consulting for a three-year period regarding these items.

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

In March 2018, the Company issued the remaining 1,000,000 shares of restricted Common Stock granted in August 2017, to a consultant for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets.

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

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2018, all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of December 31, 2018 and 2017, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000 and $14,000, respectively. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

One member of our current Board of Directors, James Russell is party to investments made in our convertible note offerings. As of December 31, 2018 and 2017, the aggregate amount due on these investments, including interest, is approximately $1,049,000 and $745,000, respectively.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

In February of 2017, the Company received $50,000 form a Board Member in exchange for 500,000 shares of common stock.

In June 2017, the Company received $50,000 from a Board Member in exchange for 500,000 shares of common stock.

In October 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000. As of December 31, 2018, the note was outstanding.

In March 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of December 31, 2018, the notes were outstanding.

In May 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of December 31, 2018, the note was outstanding.

In August 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of December 31, 2018, the note was outstanding.

In November 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000, with a 6% interest rate, due November 2019. As of December 31, 2018, the note was outstanding.

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

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vested in February 2016, with an exercise price of $0.10. As of December 31, 2018, none of these options were cancelled or expired and all 350,000 shares of these options were vested.

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

In August 2017, the Company granted 3,000,000 shares of restricted Common Stock to consultants for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets to be provided over a two-year term. Of the 3,000,000 shares of restricted Common Stock granted, 2,000,000 were issued as of December 31, 2017. In March 2018, the Company issued the remaining 1,000,000 shares of restricted Common Stock granted in August of 2017.

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

As of December 31, 2018, there was $24,500 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted outside of the Company’s 2007 Stock Option Plan with 2,400,000 shares vested as of December 31, 2018 with a weighted-average exercise price of $0.15. The remaining 1,200,000 options vested in February 2019.

The fair value for options granted was determined at the date of grant. The following assumptions were used for options granted in the corresponding year.

	For the years ended December 31,
	2018	2017	2016
Risk-free interest rate	n/a	n/a		0.91%
Dividend yield	n/a	n/a		0%
Volatility	n/a	n/a		14.81%
Expected term (years)	n/a	n/a	4.48	-	4.50
Weighted-average Fair Value	n/a	n/a		$0.00

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company has recorded no compensation expense for stock options for each of the years ended December 31, 2016, 2017 and 2018.

Related to all grants, the Company currently has no compensation expense for stock options for 2018. The potential tax benefit realizable for the anticipated tax deductions of the exercise of share-based payments pertaining to stock options totaled approximately $216,000 at December 31, 2018. However, due to the uncertainty that the tax benefits will be realized, these potential benefits were not recognized currently.

A summary of the Company's stock option activity and related information for options granted under the Company’s 2007 Stock Option Plan as of and for the three years ended December 31, 2018, is set forth in the following table:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	12,197,000	0.11	(1)
Granted	-
Forfeited	(3,852,000)
Options outstanding as of December 31, 2016	8,345,000	0.10	(1)
Granted	-
Forfeited	-
Options outstanding as of December 31, 2017	8,345,000	0.10	(1)
Granted	-
Forfeited	(2,675,000)
Options outstanding as of December 31, 2018	5,670,000	0.10	(1)
Options exercisable at of December 31, 2018	5,670,000

(1)

The weighted-average exercise price at December 31, 2018, 2017 and 2016 for all options was greater than the fair value of the Company’s common stock on that date, resulting in an intrinsic value of $-0-.

In February 2016, the Company issued to members of management and a consultant an aggregate of 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The following table summarizes information about the Company's issuances of restricted stock as of and for the three years ended December 31, 2018:

	Restricted Shares Issued	Weighted Average Issuance Price
Balance as of December 31, 2015	1,170,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2016	1,020,000	0.10
Granted	-	-
Forfeited	(60,000)	0.10
Balance as of December 31, 2017	960,000	0.10
Granted	-	-
Forfeited	(150,000)	0.10
Balance as of December 31, 2018	810,000	0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided, (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey, (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (ix) in April 2018 for 200,000 shares to a consultant for accounting services provided, and (x) in October 2018 for 400,000 shares to a consultant for accounting services provided, and (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the year ended December 31, 2018 and 2017, was $47,800 and $26,900, respectively (included in our general and administrative expense).

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

On December 22, 2017, the U.S. enacted legislation referred to as the "Tax Act". Among other things, the Tax Act reduces the U.S. corporate federal income tax rate from 35% to 21%, adds base broadening provisions which limit deductions and address excessive international tax planning, imposes a Toll Charge on accumulated earnings of certain non-U.S. subsidiaries and enables repatriation of earnings of non-U.S. subsidiaries free of U.S. federal income tax. Other than the base broadening provisions and the Toll Charge the provisions are generally applicable to the Company in 2018 and beyond.

The Company remeasured its deferred tax assets and liabilities based on the reduced U.S. federal income tax rate of 21% and Missouri state tax rate of 6%.  The amount related to the remeasurement of the Company’s deferred tax balance was a decrease of $1,100,000 in the deferred tax asset.

The Company incurred no income taxes for the years ended December 31, 2018, 2017 and 2016.  The expected income tax benefit and resulting deferred tax asset for the years ended December 31, 2018, 2017 and 2016 is approximately $180,000, $165,000 and $194,000, respectively.  These benefits are the result of temporary differences (start-up costs, stock compensation and other items) and operating loss carryforwards. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets. A valuation allowance in the same amount of the benefit has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

At December 31, 2018, the Company has the following net operating loss (“NOL”) carryforwards which are available to offset future taxable income.

Year NOL expires:	Amount
2026	$18,000
2027	149,000
2028	669,000
2029	928,000
2030	28,000
2032	51,000
2033	52,000
2034	18,000
2035	18,000
2036	15,000
2037	15,000
$1,961,000

The Company has approximately $2.0 million in United States federal net operating loss carryforwards, of which $23,000 may be carried forward indefinitely and $1,961,000 is limited by Section 382 of the Internal Revenue Code, with expirations between 2026 and 2037.  This NOL results in a net deferred tax asset of approximately $585,000 for which the Company has recorded a full valuation allowance.  Temporary differences which give rise to net deferred tax assets are:

	At December 31,
	2018	2017
Start-up costs	$817,000	$1,110,000
Net operating loss carryforward	585,000	836,000
Accrual to cash conversion	1,534,000	2,034,000
Share-based compensation related to stock options	216,000	312,000
Other	4,000	6,000
Total	3,156,000	4,298,000
Valuation allowance	(3,156,000)	(4,298,000)
Net deferred tax asset	$-	$-

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

Note 13 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 2/14 and 11/10 Offerings are now due. As of March 29, 2019, approximately $3.0 million is currently due, including interest. We are working with each remaining note holder to exchange, convert or repay these promissory notes.

In January 2019, the Company issued a promissory note to a current note holder in the amount of $95,385, which replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest. The new note carries an interest rate of 9% and is due August 1, 2020.

In March 2019, the Company issued a convertible note payable to a current Board of Directors member in the amount of $60,000, with a 6% interest rate, due March 2020.

Note 14 – Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the quarters ended 2018:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$53,971	$61,121	$49,839	$52,333
Professional fees	65,516	41,115	28,360	33,382
Other expense (income):
Interest	61,387	63,817	66,265	67,084
Other expense	-	-	15,877	-
Interest income, net of accrued interest written-off	(886)	(908)	9,535	(553)

Net loss applicable to common stockholders	$179,988	$165,145	$169,876	$152,246

Basic net loss per common share	**	**	**	**

** - less than $.01 per share

	For the quarters ended 2017:
	Mar 31	June 30	Sept 30	Dec 31
Costs and expenses:
General and administrative	$56,975	$61,529	$65,573	$59,894
Professional fees	42,823	27,107	27,124	20,160
	99,798	88,636	92,697	80,054
Other expense (income):
Interest	52,298	63,172	58,646	66,991
Other (income) expense	(1,236)	(1,245)	(1,257)	10,719

Net loss applicable to common stockholders	$150,860	$150,563	$150,086	$157,764

Basic net loss per common share	**	**	**	**

** - less than $.01 per share

Note 15 – Going Concern

During the year ended December 31, 2018, the Company had a net loss of $667,000, negative cash flow from operations of $143,000, and negative working capital of $7.0 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern, however was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after March 29, 2019, the date these consolidated financial statements were available for issue.

Note 16 – Reclassification

Certain reclassifications have been made to the third quarter 2018 results of operations to conform to the presentation of the prior years’ financial statements.  The reclassifications have no effect on the net loss applicable to common stockholders for the current year.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures – We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at December 31, 2018. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one total full-time employee (chief executive officer and interim chief financial officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting – During the three months ended December 31, 2018, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

As of the date of the filing of this Form 10-K, we have not held an annual meeting of our stockholders since December 29, 2015, a period that exceeds the window of thirteen months between annual meetings established by Delaware law, but we anticipate an annual meeting of stockholders will be held sometime in 2019. As a result, our Class III directors were not submitted for election by our stockholders in 2017 or 2018 as planned. However, the current Class III directors continue to serve as directors until their respective successors are elected and qualified pursuant to the provisions of the Company’s Amended and Restated Bylaws.

The Company’s Restated Articles of Incorporation, as amended, and Amended and Restated By-laws provide for a division of the Board of Directors into three classes. One of the classes is elected each year to serve a three-year term. The Company’s Amended and Restated By-Laws currently specify that the number of directors shall be not less than three nor more than nine, subject to amendment by the Board of Directors. Currently, the Company has two members of the Board of Directors as detailed below. There are no family relationships between any of the persons serving as the directors and/or executive officers of the Company.

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

Class III Directors:  Terms expired in 2016

Name	Age	Principal Occupation	Service as Director Since
Edward P. Hennessey	60	Mr. Hennessey currently is Chief Executive Officer and President of the Company, and serves as Chairman of the Board of Directors, all since 2007. Mr. Hennessey has been the President and CEO of SRS Energy since 2003 and served as President of Supercritical Recovery Systems, Inc. prior to that time since 2002. Mr. Hennessey began his career in Finance with Shearson Lehman Brothers in 1986 and worked in the securities industry from 1986 until 2000.	2007

James E. Russell	86	Mr. Russell served for over 30 years as Senior Vice President at Science Applications International Corporation (SAIC). Subsequently, from 2004 to present, he has served as a consultant to SAIC/Leidos and as an independent consultant, private investor, and advisor to over 100 technology companies. He has a BS in Electrical Engineering and continued graduate studies in mathematical statistics. He was inducted to the University of Idaho Academy of Engineers in 2012.	2012

Class II Director

Name	Age	Principal Occupation	Service as Director Since
None.

Class I Director

Name	Age	Principal Occupation	Service as Director Since

None.

Involvement in Certain Legal Proceedings

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Code of Ethics

All directors, officers and employees of the Company, including our Chief Executive Officer and Chief Financial Officer, are required to comply with the Company’s Code of Ethics to ensure that the Company’s business is conducted in a legal and ethical manner. The Code of Ethics covers all areas of business conduct, including employment policies and practices, conflict of interest and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Ethics. The Company, through the Audit Committee, has procedures in place to receive, retain and treat complaints received regarding accounting, internal accounting control or auditing matters and to allow for the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters. The Company’s Code of Ethics was filed as Exhibit 14 in its December 31, 2007 Form 10-KSB filed with the SEC on March 28, 2008 and can be obtained free of charge by written request to the attention of the Secretary of the Company at 7386 Pershing Ave, St. Louis, MO 63130 or by telephone at (314) 802-8670. Any changes to or amendments of the Code of Ethics will be filed as a future exhibit in our filings with the SEC.

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

Nomination of Directors

The Board of Directors does not currently have a standing Nominating Committee or a charter or a similar policy in place regarding the nominating process and, as a result, the Board of Directors as a whole performs the functions of a nominating committee and directs and oversees the process by which individuals may be nominated to our Board of Directors. The Company does not believe that given the small size of the Company that designating a separate nominating committee is necessary, and does believe that the Board of Directors as a whole is the appropriate body to oversee the nomination of directors. The Board of Directors will give appropriate consideration to written recommendations from stockholders regarding the nomination of qualified persons to serve as directors of the Company, provided that such recommendations contain sufficient information regarding proposed nominees so as to permit the independent members of the Board of Directors to properly evaluate each nominee’s qualifications to serve as a director. Nominations must be addressed to the Secretary of the Company at 7386 Pershing Ave, St. Louis, MO 63130. The Board of Directors may also conduct their own search for potential candidates that may include candidates identified directly by a variety of means as deemed appropriate by the independent directors.

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

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Company’s Principal Executive Officer and Principal Financial Officer, the only executive officer of the Company (the “Named Executive Officer”), who served these positions during 2018 and 2017.

Name and Principal Position(s) (2)	Year	Salary	Option Awards(1)	Total
Edward P. Hennessey, President and CEO	2017	$-	$-	$-
	2018	$-	$-	$-

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

Elements of our Executive Compensation Program

Our executive officer program consists of three basic elements: base salary, annual incentive bonus, and long-term incentive compensation. Currently, our executive officer is paid his approved salary as cash is available and was not paid a salary or bonus in 2018. Subject to our ability to identify and execute on an outside funding source, we expect in the future we will begin paying the remaining Named Executive Officer salary and bonuses consistent with his position and job performance. Consistent with our executive officer compensation philosophy, we have structured each element of our compensation package as follows:

Base Salary - In December 2008, an annual base salary of $144,000 was approved for Mr. Hennessey, (CEO and Interim CFO). Salaries are currently paid based on cash availability and therefore Mr. Hennessey was not paid his salary in 2018 or 2017. Salary that is not paid is accrued in our consolidated financial statements. Currently, the salaries paid to our executive officers as a group are substantially less than the salaries typically paid to executives with the experience and background of our executive officers.

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

Under the Tax Cuts and Jobs Act and subject to certain grandfathering rules, effective 2018, the performance-based compensation exception described above has been eliminated and the definition of “covered employee” has been expanded (before 2018, the chief financial officer and individuals who were covered employees in past years were not treated as covered employees). As a result, the Company generally will not be able to obtain a tax deduction for compensation paid to a covered employee in excess of $1 million. However, we expect we will continue to structure our compensation to emphasize pay for performance, notwithstanding the elimination of the Section 162(m) performance-based compensation exception.

Outstanding Equity Awards at Fiscal Year-End - The following table provides information on stock options and restricted stock awards granted to the Named Executive Officer that were outstanding as of December 31, 2018. The market values in this table were computed using the closing price of the Company’s common stock on December 31, 2018, which was $0.02.

	Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) - Exercisable	Number of Securities Underlying Unexercised Options (#) - Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market value of shares or units of stock that have not vested
Edward P. Hennessey	8/31/2007	2,250,000	-	$0.15	8/31/2021		$-
	12/4/2008	1,200,000	-	$0.15	12/4/2022		$-
	2/3/2016	1,333,333	666,667	$0.033	2/2/2023		$-

(1)	The options shown in this column are nonvested as of December 31, 2018.

Option Exercises and Stock Vested

	Option Awards					Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Upon Vesting ($) (1)		Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward P. Hennessey	-	$-	750,000	$562,500		60,000	(3)	$-
	-	$-	1,500,000	$-	(2)
	-	$-	1,200,000	$-	(2)
	-	$-	2,000,000	$-	(2)

(1)	Values reflect the market value of our common stock as of the vesting dates. These prices ranged from $0.02 to $0.36.
(2)	The price of our common stock on these vesting dates was less than or equal to the exercise price of the options.
(3)	Award was granted and vested on December 4, 2008. Each officer issued a promissory note with a $0.36 exercise price.

Pension Benefits - Our Named Executive Officer is not covered by a defined benefit pension plan or other similar benefit plan that provides for payments or other benefits.

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

Director Compensation - For the year ending December 31, 2018, the following table summarizes compensation for non-employee members of our Board of Directors.

Name and	Fees earned or	Stock	Option	All other
principal position	paid in cash	Awards	Awards	compensation	Total
James Russell, Director	-	-	-	-	-

(1)	As of December 31, 2018, Mr. Russell had 40,000 options outstanding and they were 100% vested.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2018 with respect to each person or group known by the Company to be the beneficial owner of more than five percent of its outstanding shares of Common Stock. Beneficial ownership of shares has been determined in accordance with Rule 13d-3 of the Exchange Act, under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting or investment power with respect to such securities or has the right to acquire ownership thereof within 60 days. Accordingly, the amounts shown in the tables do not purport to represent beneficial ownership for any purpose other than compliance with the reporting requirements of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Edward P. Hennessey, Jr. (1)	7,443,275	7.50%
848 Pennsylvania Ave., Apt A
University City, MO 63130
SRS Legacy Trust(2)	5,672,214	5.70%
147 N. Meramec, Suite 200
Clayton, MO 63105
W.L. Meyer Legacy Trust	6,959,165	7.00%
15415 Clayton Rd.
Ballwin, MO 63011
James E. Russell	8,500,000	8.60%
5914 Holland Rd.
Rockville, MD 20851

(1)	Amount represents shares owned by Supercritical Recovery Systems, Inc., of which Mr. Hennessey serves as President and a Member of the Board of Directors.
(2)

SRS Legacy Trust is an irrevocable trust of which Edward P. Hennessey, Jr. is a beneficiary. Michael Hennessey, Mr. Hennessey’s brother, has sole voting power, and sole dispositive power with respect to these shares.

SECURITY OWNERSHIP OF MANAGEMENT

Under regulations of the SEC, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of December 31, 2018, the beneficial ownership of the outstanding Common Stock of each current director, each of the executive officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group. Unless otherwise noted, the Company believes that all persons named in the table below have sole voting power and dispositive power with respect to all shares beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Edward P. Hennessey, Jr. (1)	12,953,275	(1)	12.4%
James Russell	8,500,000	(2)	8.6%
Total owned by all Executive Officers and Directors	21,453,275		21.0%

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Avg Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders: 2007 Stock Option Plan	6,480,000	$0.10	7,520,000
Equity compensation plans not approved by security holders	-	-	-
Totals	6,480,000		7,520,000

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

Beginning in 2009, the Company provided advances to partially cover for months with no payroll, to two employees – Ed Hennessey and Mike Kime (who resigned from the Company in June 2010) and as of December 31, 2018, the Hennessey balance of advances were approximately $14,000 and the Kime advance has been paid in full.

One member of our Board of Directors, James Russell is party to investments in our Convertible Note offerings – approximately $1.0 million in the aggregate, including principal and interest, as of December 31, 2018. No principal or interest has been paid on these notes. Interest accrues at 6% per annum.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of December 31, 2018, all amounts have been paid to FEI except for approximately $48,000.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019.

In October 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000.

In March 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively.

In May 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000.

In August 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000.

In November 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000.

Determination of Director Independence

The Company utilizes the definition of “independent” as set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. Nasdaq requires that a majority of the Board of Directors be “independent,” as defined in Nasdaq Marketplace Rule 5605(a)(2). Under the Nasdaq rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Nasdaq rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company. The Board of Directors has determined that Mr. Russell is independent under Nasdaq Rule 5605(a)(2).

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed or expected to be billed by Milhouse & Neal, LLP, the Company’s independent registered public accounting firm:

	For the years ended December 31,
	2018	2017
Audit Fees (1)	$21,800	$20,000
Audit-Related Fees	-	-
Tax Fees (2)	2,250	2,250
All Other Fees	-	-
Total Fees	$24,050	$22,250

(1)	Includes annual financial statement audit. (2) Includes fees for the preparation of the Company's tax returns.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with in 2018 and 2017.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.   Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.   Exhibits: See Index to Exhibits on pages 61-62 for a list of exhibits filed with this Form 10-K. Management contracts and compensatory plans or arrangements are identified with asterisk on the Index to Exhibits.

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

CleanTech Biofuels, Inc.
(registrant)

April 1, 2019	By:	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 1, 2019	/s/ Edward P. Hennessey, Jr.
Edward P. Hennessey, Jr., Chairman of the Board
of Directors and Chief Executive Officer
(principal executive officer)

April 1, 2019	/s/ James Russell
James Russell, Director