Form 10-Q
period 2019-03-31
CleanTech Biofuels, Inc.
filed 2019-05-15
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _________

Commission file number 333-145939

CLEANTECH BIOFUELS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0754902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7386 Pershing Ave., St. Louis, Missouri	63130
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number): (314) 802-8670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLTH	OTC

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

Yes [✔] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [✔]	Smaller reporting company [✔]
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

Yes [  ] No [✔]

As of May 13, 2019, 99,333,409 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$20,999	$11,057
Prepaids and other current assets	30,251	41,651
	51,250	52,708

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,220,500	$2,221,958

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$416,326	$422,053
Accrued interest	1,482,889	1,440,103
Accrued payroll and professional fees	2,023,571	1,975,724
Notes payable, net	3,244,360	3,197,152
Total Current Liabilities	7,167,146	7,035,032

Notes Payable - Long-Term	26,385	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 99,333,409 shares issued and outstanding at March 31, 2019 and December 31, 2018	99,333	99,333
Additional paid-in capital	7,494,357	7,494,357
Notes receivable - restricted common stock	(44,659)	(44,100)
Accumulated deficit	(12,522,062)	(12,362,664)
Total Stockholders' Equity (Deficit)	(4,973,031)	(4,813,074)
Total Liabilities and Stockholders' Equity (Deficit)	$2,220,500	$2,221,958

 The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2019	2018
Costs and expenses:
General and administrative	$48,459	$53,971
Professional fees	46,118	65,516
	94,577	119,487

Other expense (income):
Interest expense	65,380	61,387
Interest income, net of accrued interest written-off	(559)	(886)
	64,821	60,501

Income tax benefit	-	-

Net loss	$159,398	$179,988

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding	99,333,409	98,050,076

**	- less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2018	99,333,409	$99,333	$7,494,357	$-	$(44,100)	$(12,362,664)
Interest on notes receivable	-	-	-	-	(559)	-
Net loss	-	-	-	-	-	(159,398)
Balances at March 31, 2019	99,333,409	$99,333	$7,494,357	$-	$(44,659)	$(12,522,062)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	March 31,
	2019	2018
Operating Activities
Net loss applicable to common stockholders	$(159,398)	$(179,988)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(559)	(886)
Issuance of restricted common stock	-	20,000
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	11,400	(6,600)
Accounts payable	(5,727)	(3,216)
Other assets and other liabilities	-	61,387
Accrued liabilities	113,226	47,832
Net cash used by operating activities	(41,058)	(61,471)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Issuance of Note Payable	60,000	67,000
Payments on Notes Payable	(9,000)	-
Net cash provided by financing activities	51,000	67,000
Net increase in cash and cash equivalents	9,942	5,529
Cash and cash equivalents at beginning of period	11,057	2,505
Cash and cash equivalents at end of period	$20,999	$8,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$-	$20,000

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the Company’s audited Consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

Note 2 – Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also specifies new accounting for costs associated with obtaining or fulfilling contracts with customers and expands the required disclosures related to revenue and cash flows from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In August 2015, the FASB approved a one-year deferral of the effective date of this ASU. This standard became effective beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We have adopted the guidance and currently it does not have a material impact on the financial statements as the Company does not have revenue. The requirements of the ASU will be followed when the Company does have revenue.

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

Note 4 – Goodwill and Intangibles

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

Bio-Products International, Inc.

As disclosed in Note 5 - Patent, the Company acquired the PSC Patent in 2008 and as a result, became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc., (“CES”)) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products, which included removing the exclusivity of the license. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The court granted our demurrer to dismiss Cleantech from this lawsuit on December 8, 2011.

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

Note 7 – Debt

	March 31, 2019	December 31, 2018
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at March 31, 2019 and December 31, 2018, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,804,370 and $1,877,162 at March 31, 2019 and December 31, 2018, respectively, due one year from date of note, interest at 6.0%	1,804,370	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $72,696 at March 31, 2019 and December 31, 2018, due April 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	72,696	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $15,000 due March 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	97,599
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	50,000
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	17,000
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	30,000
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0%	20,000	20,000
Convertible Note Payable, which is made up of one note with a face value of $35,000 due November 2019, interest at 6.0%	35,000	35,000
Convertible Note Payable, which is made up of one note with a face value of $60,000 due March 2020, interest at 6.0%	60,000	-
Note Payable, which is made up of one note with a face value of $95,385 due August 2020, interest at 9.0%	86,385	-
Total debt	3,270,745	3,197,152
Current maturities	(3,244,360)	(3,197,152)
Long-term debt	$26,385	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of March 31, 2019, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due in connection with this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to Common Stock in 2012. As of March 31, 2019, we had $1,804,370 face value of these notes outstanding, which includes the exchanged notes from our 2009 Offering. As of March 31, 2019, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2019, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2019, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of March 31, 2019, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note was due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. As of March 31, 2019, $72,696 face value of this note is outstanding. We plan to work with the note holder to exchange, convert or repay this note.

June and October 2016 Note Payable – The Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, which was due March 2019. We are currently working with the note holder to renew or repay the note.

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

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, which was due March 2019. We are currently working with the note holder to renew or repay the note.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of March 31, 2019, the note was outstanding.

August 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of March 31, 2019, the note was outstanding.

November 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000, with a 6% interest rate, due November 2019. As of March 31, 2019, the note was outstanding.

March 2019 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $60,000, with a 6% interest rate, due March 2020. As of March 31, 2019, the note was outstanding.

January 2019 Note Payable – The Company issued a note payable, to a current note holder, with no conversion feature, in the amount of $95,385 which is due August 2020. This note replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest.

The discounts on notes payable are amortized on a straight-line basis over the original term of each note. The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2019	2018
Investors in Subscription Agreements (a)	$0.15	3,750,000	6,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		6,200,000	8,750,000

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from July 2019 to April 2022.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of March 31, 2019, the Company had issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of March 31, 2019 and December 31, 2018, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 84 million and 86 million shares, respectively, of our Common Stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (CTO) and a VP-Business Development (VP-BD). These individuals maintain their engineering firm Fenton Engineering International (FEI) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of March 31, 2019, all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of March 31, 2019 and December 31, 2018, the aggregate balance of Mr. Hennessey’s advances totaled approximately $14,000. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

One member of our current Board of Directors, James Russell, is party to investments made in our convertible note offerings. As of March 31, 2019 and December 31, 2018, the aggregate amount due on these investments, including interest, is approximately $1,125,000 and $1,049,000, respectively.

In June and October of 2016, the Company issued notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019. As of March 31, 2019, the notes were outstanding.

In February 2017, the Company received $50,000 form a Board Member in exchange for 500,000 shares of Common Stock.

In June 2017, the Company received $50,000 from a Board Member in exchange for 500,000 shares of Common Stock.

In October 2017, the Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000. As of March 31, 2019, the note was outstanding.

In March 2018, the Company issued two convertible notes payable to a current Board member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2019, the notes were outstanding.

In May 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of March 31, 2019, the note was outstanding.

In August 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of March 31, 2019, the note was outstanding.

In November 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000, with a 6% interest rate, due November 2019. As of March 31, 2019, the note was outstanding.

In March 2019, the Company issued a convertible note payable to a current Board of Directors member in the amount of $60,000, with a 6% interest rate, due March 2020. As of March 31, 2019, the note was outstanding.

Note 10 – Share-based Payments

The Company recognizes share-based compensation expense for all share-based payment awards including stock options and restricted stock issued to employees, directors and consultants measured at the grant date, based on the estimated fair value of the award, and expense is recognized over the requisite service period. The Company has no awards with market or performance conditions.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) in which one-third will vest ratably beginning in September 2014, with an exercise price of $0.10. As of March 31, 2019, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant in which one-half vested immediately and the remaining options vested in February 2016, with an exercise price of $0.10. As of March 31, 2019, none of these options were cancelled or expired and all 350,000 shares of these options were vested.

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

As of March 31, 2019, there was $13,100 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted outside of the Company’s 2007 Stock Option Plan with a weighted-average exercise price of $0.15. As of March 31, 2019, none of these options were cancelled or expired and 3,600,000 shares of these options were vested.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the three months ended March 31, 2019 and 2018.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	5,670,000	$0.10	(1)
Granted	-
Forfeited	(330,000)
Options outstanding as of March 31, 2019	5,340,000	$0.11	(1)
Options exercisable as of March 31, 2019	5,340,000	$0.11

(1)  The weighted-average exercise price at March 31, 2019 and December 31, 2018 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted Shares Issued	Weighted-Avg Issuance Price
Balance as of December 31, 2018	810,000	$0.10
Granted	-	$0.10
Forfeited	-	$0.10
Balance as of March 31, 2019	810,000	$0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided, (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets, (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (ix) in April 2018 for 200,000 shares to a consultant for accounting services provided, and (x) in October 2018 for 400,000 shares to a consultant for accounting services provided, and (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the three months ended March 31, 2019 and 2018, was $11,400 and $13,400, respectively (included in our general and administrative expense).

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

Note 11 – Commitments and Contingencies

Commitments

Lease – The Company leases approximately 1,800 square feet of office space for use as our corporate office, located at 7386 Pershing Ave. in St. Louis, Missouri. The original lease term expired in December 2016; however, we are continuing to lease on a month-to-month basis. Our monthly rent under the lease is $1,800 plus the cost of utilities.

Contingencies

The Company currently has no open litigation or claims.

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of May 13, 2019, approximately $4.3 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

Note 13 – Going Concern

During the three months ended March 31, 2019, the Company had a net loss of $159,000, negative cash flow from operations of $41,000 and negative working capital of $7.1 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after May 15, 2019, the date these consolidated financial statements were available for issue.

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

Investments

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock, par value $0.001 (“Common Stock”) and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of May 13, 2019, the Company has issued 7,635,000 restricted shares of our Common Stock in exchange for $763,500 in investment in this offering.

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of May 13, 2019, approximately $4.3 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

In May 2018, the Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019.

In January 2019, the Company issued a promissory note to a current note holder in the amount of $95,385, which replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest.

In March 2019, the Company issued a convertible note payable to a current Board of Directors member in the amount of $60,000.

Plan of Operation

Our focus is to secure sufficient capital to fund our current working capital requirements and the construction of a commercial plant as described further in this section. We have had an ongoing lack of liquidity. Currently, we do not have sufficient capital to continue to fund our proposed operations and are relying on the minimal assets on hand to fund our limited operations and corporate existence. All of our on-going and proposed developments/projects require a significant amount of capital that we currently do not have. While we continue to pursue outside sources of funding, we have not had success securing meaningful amounts of outside capital in recent years. As a result, we can provide no assurance that we will secure any source of funding in the immediate time frame required and the failure to do so will likely result in an inability to continue operations.

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

Jersey City

As described earlier under Recent Developments, the Company’s primary focus is to seek the capital required to obtain the necessary permits and approvals from the New Jersey DEP and to build, own and operate the TS/MRF in Jersey City, NJ. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease the property located in Jersey City which expires on August 29, 2019 and intends to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, power and steam producers, and biofuel and chemical research firms for evaluation.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three months ended March 31, 2019 and 2018. The Company’s activities and related primary expenses are in the following categories: General and administrative – payroll, general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended March 31,
	2019	2018	Change
Costs and expenses:
General and administrative	$48,459	$53,971	$(5,512)
Professional fees	46,118	65,516	(19,398)
	94,577	119,487	(24,910)

Other expense (income):
Interest expense	65,380	61,387	3,993
Interest income, net of accrued interest written-off	(559)	(886)	327

Net loss applicable to common stockholders	$159,398	$179,988	$(20,590)

General and Administrative – The decrease was due to a decrease in restricted stock grants of $4,000 and a decrease in corporate filling fees of $1,300.

Professional Fees – The decrease was due to a decrease in legal fees of $20,000.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of May 13, 2019, we have raised an aggregate of: (i) approximately $3.5 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2019 and (ii) $763,500 in an equity offering of restricted Common Stock pursuant to Subscription Agreements conducted during August of 2013. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however, to date we have not been successful in doing so. As of May 13, 2019, our current cash and other assets are not sufficient to fund our operations. As of March 31, 2019, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of March 31, 2019, we had $189,185 face value of notes outstanding in connection with to this offering, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of March 31, 2019, we had $1,804,370 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of March 31, 2019, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of March 31, 2019, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

2/14 Offering - During February 2014, the Company commenced an offering of units and raised a total of $100,000 of investment proceeds in one note. As of March 31, 2019, this note is outstanding and has matured. We plan to work with the note holder to exchange, convert or repay this note.

2015 Offering - During September 2015, the Company commenced an offering of units and raised a total of $85,000 of investment proceeds in one note. As of March 31, 2019, this note is outstanding and matured. We plan to work with the note holder to exchange, convert or repay this note.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable -- In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. As of March 31, 2019, $72,696 face value of this note is outstanding. We plan to work with the note holder to renew or repay the note.

June and October 2016 Note Payable – The Company issued two notes payable, with no conversion feature, to a current Board of Directors member, in the amounts of $50,000 and $35,000, respectively. In March of 2018, both notes were replaced with a convertible note payable with a face value of $97,599, and a 6% interest rate, due March 2019. As of March 31, 2019, the note was outstanding. We plan to work with the note holder to renew or repay the note.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to William Meyer in the amount of $15,000, with a 6% interest rate, which was due March 20, 2017. As of March 31, 2019, the note was outstanding. We are currently working with the note holder to renew or repay the note.

October 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a current Board of Directors member, in the amount of $25,000, with a 6% interest rate, due October 2018. As of March 31, 2019, the note was outstanding. We are currently working with the note holder to renew or repay the note.

March 2018 Notes Payable – The Company issued two convertible notes payable to a current Board of Directors member in the amounts of $50,000 and $17,000, respectively, with a 6% interest rate, due March 2019. As of March 31, 2019, the notes were outstanding. We are currently working with the note holder to renew or repay the notes.

May 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $30,000, with a 6% interest rate, due May 2019. As of March 31, 2019, the note was outstanding.

August 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $20,000, with a 6% interest rate, due August 2019. As of March 31, 2019, the note was outstanding.

November 2018 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $35,000, with a 6% interest rate, due November 2019. As of March 31, 2019, the note was outstanding.

March 2019 Note Payable – The Company issued a convertible note payable to a current Board of Directors member in the amount of $60,000, with a 6% interest rate, due March 2020. As of March 31, 2019, the note was outstanding.

January 2019 Note Payable – The Company issued a note payable, to a current note holder, with no conversion feature, in the amount of $95,385 which is due August 2020. This note replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest.

For more information, see Part II – Other Information: Item 3 – Default on Senior Securities.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	March 31,	December 31,
Warrants issued to:	Price	2019	2018
Investors in Subscription Agreements (a)	$0.15	3,750,000	6,300,000
WL Meyer Legacy Trust	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust	$0.10	150,000	150,000
		6,200,000	8,750,000

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from July 2019 to April 2022.

Summary of Cash Flow Activity

	Three months ended March 31,
	2019	2018
Net cash used by operating activities	$(41,058)	$(61,471)
Net cash provided by financing activities	$51,000	$67,000

Net cash used by operating activities

During the three months ended March 31, 2019 cash used by operating activities was impacted primarily by the loss incurred for the quarter less increases in accrued interest. During the three months ended March 31, 2018 cash used by operating activities was impacted primarily by the loss incurred for the quarter less increases in stock grant expense and accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was due to the issuance of one convertible note payable for $60,000 offset by payments on a note payable of $9,000.   Net cash provided by financing activities for the three months ended March 31, 2018 was due to the issuance of two convertible notes payable for $50,000 and $17,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of March 31, 2019. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,488,897	$4,4,88,897	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	134,125	134,125	-	-	-
Note Payable (Non-convertible) (3)	17,016	17,016	-	-	-
Note Payable (Non-convertible) (4)	27,211	27,211	-	-	-
Note Payable (Non-convertible) (4) Note Payable (Non-convertible) (5)	86,385	60,000	26,385	-	-
Total contractual obligations	$4,753,634	$4,727,249	$26,385	$-	$-

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
(5) Amount represents value of principal amount of note and interest. Final payment on this note is due August 1, 2020.

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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. Our critical accounting policies and estimate assumptions have not changed during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not applicable

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934) are effective at that reasonable assurance level at March 31, 2019. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2019, the Company issued a convertible note in the principal amount of $60,000 to a current Board of Directors member. This convertible note bears simple interest of 6% and matures in March 2020. This convertible note may be converted into shares of the Company’s Common Stock at a price per share equal to $.04. The offering of this convertible note was exempt from registration under the Securities Act in accordance with Section 4(a)(2) thereof, as a transaction by the issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of convertible promissory notes and warrants, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of March 31, 2019, approximately $4.8 million (including approximately $1.5 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

CLEANTECH BIOFUELS, INC.

Date: May 15, 2019	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: May 15, 2019	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Interim Chief Financial Officer
(Principal Accounting Officer)