Form 10-Q
period 2019-09-30
CleanTech Biofuels, Inc.
filed 2019-11-13
CIK 1411036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ] No[  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [ ✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, 100,733,409 shares of the Company's common stock were outstanding.

CLEANTECH BIOFUELS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash and cash equivalents	$1	$11,057
Prepaids and other current assets	18,518	41,651
	18,519	52,708

Property and equipment, net	-	-

Non-Current Assets:
Technology license	1,569,250	1,569,250
Patents	600,000	600,000
Total Assets	$2,187,769	$2,221,958

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$426,939	$422,053
Accrued interest	1,558,344	1,440,103
Accrued payroll and professional fees	2,117,451	1,975,724
Notes payable, net	3,340,224	3,197,152
Total Current Liabilities	7,442,958	7,035,032

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 10,000,000 authorized shares; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 240,000,000 authorized shares; 99,733,409 and 99,333,409 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	99,733	99,333
Additional paid-in capital	7,495,557	7,494,357
Notes receivable - restricted common stock	(45,806)	(44,100)
Accumulated deficit	(12,804,673)	(12,362,664)
Total Stockholders' Equity (Deficit)	(5,255,189)	(4,813,074)
Total Liabilities and Stockholders' Equity (Deficit)	$2,187,769	$2,221,958

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs and expenses:
General and administrative	$52,866	$49,839	$150,237	$164,698
Professional fees	17,949	28,360	93,165	134,991
	70,815	78,199	243,402	299,689

Other expense (income):
Interest expense	71,291	66,265	200,313	191,470
Other expense	-	26,207	-	26,207
Interest income, net of accrued interest written-off	(579)	(795)	(1,706)	(2,588)
	70,712	91,677	198,607	215,089

Income tax benefit	-	-	-	-

Net loss	$141,527	$169,876	$442,009	$514,778

Basic and diluted net loss per common share	**	**	**	**
Weighted average common shares outstanding	99,733,409	99,033,409	99,511,187	98,722,298

** - less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	For the three months ended September 30, 2019
				Notes Rec -
			Additional	Restricted
	Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Capital	Stock	Deficit
Balances at June 30, 2019	99,733,409	$99,733	$7,495,557	$(45,227)	$(12,663,145)
Interest on notes receivable	-	-	-	(579)	-
Net loss	-	-	-	-	(141,528)
Balances at September 30, 2019	99,733,409	$99,733	$7,495,557	$(45,806)	$(12,804,673)

	For the three months ended September 30, 2018
					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at June 30, 2018	99,083,409	$99,083	$7,558,007	$505	$(68,081)	$(12,040,311)
Note Receivable expired - shares forfeited in September at $0.10/share	(150,000)	(150)	(14,850)	-	25,330	-
Divestiture of Van Keuren investment	-	-	(50,000)	(505)	-	-
Interest on notes receivable	-	-	-	-	(795)	-
Net loss	-	-	-	-	-	(169,876)
Balances at September 30, 2018	98,933,409	$98,933	$7,493,157	$-	$(43,546)	$(12,210,187)

	For the nine months ended September 30, 2019
				Notes Rec -
			Additional	Restricted
	Common Stock		Paid-in	Common	Accumulated
	Shares	Amount	Capital	Stock	Deficit
Balances at December 31, 2018	99,333,409	$99,333	$7,494,357	$(44,100)	$(12,362,664)
Issuance of restricted shares to consultants at $0.01/share	400,000	400	1,200	-	-
Interest on notes receivable	-	-	-	(1,706)	-
Net loss	-	-	-	-	(442,009)
Balances at September 30, 2019	99,733,409	$99,733	$7,495,557	$(45,806)	$(12,804,673)

	For the nine months ended September 30, 2018
					Notes Rec -
			Additional		Restricted
	Common Stock		Paid-in	Minority	Common	Accumulated
	Shares	Amount	Capital	Interest	Stock	Deficit
Balances at December 31, 2017	97,633,409	$97,633	$7,536,257	$505	$(66,288)	$(11,695,409)
Note Receivable expired - shares forfeited in September at $0.10/share	(150,000)	(150)	(14,850)	-	25,330	-
Issuance of restricted shares to consultants at $0.04/share	1,450,000	1,450	21,750	-	-	-
Divestiture of Van Keuren investment	-	-	(50,000)	(505)	-	-
Interest on notes receivable	-	-	-	-	(2,588)	-
Net loss	-	-	-	-	-	(514,778)
Balances at September 30, 2018	98,933,409	$98,933	$7,493,157	$-	$(43,546)	$(12,210,187)

The accompanying notes are an integral part of these consolidated financial statements.

CLEANTECH BIOFUELS, INC.
(formerly Alternative Ethanol Technologies, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating Activities
Net loss applicable to common stockholders	$(442,009)	$(514,778)
Adjustments to reconcile net loss applicable to common stockholders to net cash used by operating activities:
Items that did not use (provide) cash:
Interest income, net of accrued interest written-off	(1,706)	(2,588)
Amortization of discounts (interest exp)	(3,922)	-
Issuance of restricted common stock	1,600	23,200
Divestiture of Van Keuren investment	-	15,877
Changes in operating assets and liabilities that provided (used) cash, net:
Prepaids and other current assets	23,133	14,267
Accounts payable	4,886	5,040
Other assets and other liabilities	-	201,800
Accrued liabilities	345,962	143,505
Net cash used by operating activities	(72,056)	(113,677)

Cash Flows Provided (Used) by Investing Activities
Expenditures for equipment	-	-
Net cash provided by investing activities	-	-

Cash Flows Provided (Used) by Financing Activities
Issuance of Note Payable	85,000	117,000
Payments on Notes Payable	(24,000)	-
Net cash provided by financing activities	61,000	117,000
Net increase (decrease) in cash and cash equivalents	(11,056)	3,323
Cash and cash equivalents at beginning of period	11,057	2,505
Cash and cash equivalents at end of period	$1	$5,828

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,641	$-

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to consultant, directors, and/or employee	$1,600	$23,200
Divestiture of Van Keuren investment	$-	$15,877

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the Company’s audited Consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718).” This ASU addresses share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases and is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The ASU requires adoption based upon a modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

25 Van Keuren LLC

On June 23, 2016, the Company entered into an Acquisition Agreement with 25 Van Keuren LLC, a New Jersey Limited Liability Company (“Van Keuren”), pursuant to which the Company acquired 99% of the outstanding membership interests in Van Keuren with the former members of Van Keuren retaining a 1% interest. As payment for the acquisition, the Company issued in the aggregate 1,000,000 shares of restricted Common Stock of the Company (par value $0.001) to certain holders of membership interests in Van Keuren. As of the close of business on June 23, 2016, the Company stock quote was $0.05. Van Keuren has had no operations or revenue since inception and has solely been working towards obtaining the permits required to operate a municipal solid waste transfer station and material recovery facility (“TS/MRF”). The total assets of Van Keuren at the time of the acquisition were $51,000 (2.3% of the Company’s assets). The liabilities and equity consisted of accounts payable of $27,000 and member equity of $24,000. As of August 29, 2018, the Company’s investment in Van Keuren was divested pursuant to a Settlement Agreement and Release among the Company and the former members of Van Keuren (the “Van Keuren Settlement Agreement”), and the related intangible assets were written off. As part of the Van Keuren Settlement Agreement, CleanTech acquired a one-year option to lease certain property in Jersey City, subject to the receipt by the property of the final permits and approvals required from the New Jersey Department of Environmental Protection (“DEP”) to build, own and operate a TS/MRF. The property did not receive the required permits and approvals prior to the expiration of the option on August 29, 2019.

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

On September 1, 2010, the Company issued a promissory note to CMS Acquisition, LLC (“CMS”) in the amount of $100,000 and bearing interest at 6.0% per annum. The note is secured with a security interest in the PSC Patent. In connection with the financing, the Company issued a warrant to CMS to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The warrant is exercisable at any time for five years from the date of issuance or re-issuance. The note was originally to mature on February 28, 2011. The Company and CMS have entered into various amendments extending the due date, the most recent of which was April 26, 2017, which extended the due date to April 26, 2018. As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS to the WL Meyer Legacy Trust. In July 2019, this note was replaced with a new note for $136,097 (principal and interest of prior note), due January 2020 with 6% interest. For more information on this note, see Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt.

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

Bio-Products International, Inc.

As disclosed in Note 5 - Patent, the Company acquired the PSC Patent in 2008 and as a result became the licensor to Bio-Products for the PSC Patent pursuant to a Master License Agreement dated as of August 18, 2003 (the “PSC License Agreement”). Pursuant to the terms of the PSC License Agreement, Bio-Products (a wholly-owned subsidiary of Clean Earth Solutions, Inc. (“CES”)) is the exclusive licensee of the PSC Patent and has the right to sublicense the technology that is part of the PSC Patent (but not the BRP Patent) to any party. In addition, we are entitled to be paid 5% of any revenue derived by Bio-Products from the use of the technology and 40% of any sublicensing fees paid to Bio-Products for the use of the technology. The Master License Agreement is for a term of 20 years that commenced on August 18, 2003. On September 22, 2010, the Company sent a Notice of Breach to Bio-Products, which included removing the exclusivity of the license. We received a response from Bio-Products on November 5, 2010 disputing our claims. In February 2011, we became aware that Bio-Products effected a transfer of the license in violation of the PSC License Agreement. As a result, on March 21, 2011, we sent a notice of termination to Bio-Products and the transferee terminating the License Agreement. In June 2011, Steve Vande Vegte, a shareholder in CES, filed a lawsuit against various parties, including the Company. The only Cause of Action against the Company is for Declaratory Relief seeking to avoid our March 2011 termination of the license to which Mr. Vande Vegte is not a party. On August 5, 2011, the Company filed a demurrer requesting that the court dismiss the case on the grounds that Mr. Vande Vegte lacks standing to pursue a claim concerning the license and that the claim raised in the complaint is not ripe. The court granted our demurrer to dismiss Cleantech from this lawsuit on December 8, 2011.

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

Note 7 – Debt

	September 30, 2019	December 31, 2018
Convertible Notes Payable (2009 Offering), which are made up of various individual notes with an aggregate face value of $189,185 at September 30, 2019 and December 31, 2018, due one year from date of note, interest at 6.0%	$189,185	$189,185
Convertible Notes Payable (11/10 Offering), which are made up of various individual notes with an aggregate face value of $1,804,371 and $1,877,162 at September 30, 2019 and December 31, 2018, respectively, due one year from date of note, interest at 6.0%	1,804,371	1,877,162
WL Meyer Legacy Trust (formerly CMS Acquisition LLC) Note Payable, with a face value of $0 at September 30, 2019 and $72,696 at December 31, 2018, due April 2018, interest at 6.0% thru May 15, 2011; 10.0% thereafter	-	72,696
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $583,510, due in 18 months from date of note, interest at 6.0%	583,510	583,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0%	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $15,000 due March 2017, interest at 6.0%	15,000	15,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	97,599
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	50,000
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	17,000
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	30,000
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0%	20,000	20,000
Convertible Note Payable, which is made up of one note with a face value of $35,000 due November 2019, interest at 6.0%	35,000	35,000
Convertible Note Payable, which is made up of one note with a face value of $60,000 due March 2020, interest at 6.0%	60,000	-
Note Payable, which is made up of one note with a face value of $95,385 due August 2020, interest at 9%	67,462	-
Convertible Note Payable, which is made up of one note with a face value of $25,000 due January 2020, interest at 6.0%	25,000	-
Note Payable, which is made up of one note with a face value of $136,097 due January 2020, interest at 6%	136,097	-
Total debt	3,340,224	3,197,152
Current maturities	(3,340,224)	(3,197,152)
Long-term debt	$-	$-

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

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of September 30, 2019, we had $189,185 face value of notes outstanding, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due in connection with this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units, and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock in 2011 and four notes were converted to Common Stock in 2012. As of September 30, 2019, we had $1,804,371 face value of these notes outstanding, which includes the exchanged notes from our 2009 Offering. As of September 30, 2019, all of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2019, all of these notes are outstanding and have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable - In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. The note was due the earlier of: (i) April 26, 2018 pursuant to an amendment on April 26, 2017 or (ii) the date on which $500,000 or more in the aggregate is raised by the Company in future offerings. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in these amendments, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust per the March 17, 2015 amendment. In July 2019, this note was replaced with a new note for $136,097 (principal and interest of prior note), due January 2020 with 6% interest. As of September 30, 2019, $136,097 face value of this note is outstanding.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a shareholder in the amount of $15,000, with a 6% interest rate, which was due March 20, 2017. We are currently working with the note holder to renew or repay the note.

Between May 2012 and March 2019, the Company issued one note payable with no conversion rights and ten convertible notes payable to a member of the Board of Directors now recently deceased. These notes have an aggregate principal amount outstanding of $903,109 as of September 30, 2019, each with a 6% interest rate. We are currently working with the deceased’s estate to renew or repay the notes. The following is a summary of the notes outstanding:

	September 30, 2019	December 31, 2018
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $383,510, due in 18 months from date of note, interest at 6.0%	$383,510	$383,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	97,599
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	50,000
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	17,000
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	30,000
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0	20,000	20,000
Convertible Note Payable, which is made up of one note with a face value of $35,000 due November 2019, interest at 6.0%	35,000	35,000
Convertible Note Payable, which is made up of one note with a face value of $60,000 due March 2020, interest at 6.0%	60,000	-
Total debt to deceased Board of Directors Member	$903,109	$843,109

January 2019 Note Payable – In January 2019, the Company issued a note payable, to a current note holder, with no conversion feature, in the amount of $95,385 which is due August 2020. This note replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest. The note is currently in default. We are working with the note holder to renew or repay the note.

July 2019 Convertible Note Payable – In July 2019, the Company issued a convertible note payable, to a current note holder, in the amount of $25,000, with a 6% interest rate, due January 2020.

The discounts on notes payable are amortized on a straight-line basis over the original term of each note.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2019	2018
Investors in Subscription Agreements (a)	$0.15	3,000,000	6,300,000
WL Meyer Legacy Trust (b)	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust (b)	$0.10	150,000	150,000
		5,450,000	8,750,000

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from February 2020 to June 2020.

(b) These warrants expire in April 2022.

Note 8 – Stockholders' Equity (Deficit)

In August 2013, the Company commenced an offering of units, under a Subscription Agreement, at a purchase price of $1,000 per unit (Equity Offering 8/13). Each unit consists of: (i) 10,000 shares of the Company’s authorized but unissued restricted Common Stock and (ii) warrants to purchase 30,000 additional shares of Common Stock for a three-year period from the date of issuance of the units at an initial exercise price of $0.15 per share. As of September 30, 2019, the Company had issued 7,635,000 restricted shares (at $0.10 per share) of our Common Stock in exchange for $763,500 in investment in this offering. See Subsequent Event footnote for further updates to this offering and other share grants affecting Stockholders Equity.

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

Net Loss per share – The Company calculates basic loss per share (“EPS”) and diluted EPS. EPS is computed as net earnings (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. As of September 30, 2019 and December 31, 2018, the Company had options, warrants and other convertible securities to purchase an aggregate of approximately 86 million and 86 million shares, respectively, of our Common Stock, that were excluded from the calculation of diluted loss per share as their effects would have been anti-dilutive. Therefore, the Company only presents basic loss per share on the statement of operations.

Note 9 – Related Party Transactions

The Company has entered into stock purchase agreements with its executive officers and certain members of the Board of Directors. The executive officers and directors issued notes to the Company in exchange for their stock purchases. These notes and accumulated interest are recorded as notes receivable in Stockholders’ Deficit.

In September 2013, the Company hired, on a part-time basis, a Chief Technology Officer (“CTO”) and a VP-Business Development (“VP-BD”). These individuals maintain their engineering firm Fenton Engineering International (“FEI”) on a full-time basis and receive no salary in their part-time positions but are eligible for grants of stock options. We have used and continue to use their services. As of September 30, 2019, all amounts have been paid to FEI except for approximately $48,000.

Beginning in 2009, the Company has provided advances to two employees – Ed Hennessey and Mike Kime. Mr. Kime resigned from his position with the Company effective June 21, 2010. As of September 30, 2019 and December 31, 2018, the aggregate balance of Mr. Hennessey’s advances totaled approximately $15,000. Mr. Kime’s advances were netted against monies due and paid to him in 2016 pursuant to a settlement agreement following his departure from the Company. The balance of Mr. Hennessey’s advances is included in Prepaids and Other Current Assets on the Balance Sheet.

One recently deceased Board of Directors member is party to investments made in our convertible note offerings. As of September 30, 2019 and December 31, 2018, the aggregate amount due on these investments, including interest, is approximately $1,158,000 and $1,049,000, respectively.

In February 2017, the Company received $50,000 from a Board Member in exchange for 500,000 shares of Common Stock.

In June 2017, the Company received $50,000 from a Board Member in exchange for 500,000 shares of Common Stock.

Between May 2012 and March 2019, the Company issued one note payable with no conversion rights and ten convertible notes payable to a member of the Board of Directors now recently deceased. These notes have an aggregate principal amount outstanding of $903,109 as of September 30, 2019, each with a 6% interest rate. We are currently working with the deceased’s estate to renew or repay the notes. For a summary of these notes outstanding, see Note 7 – Debt.

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

In September 2013, the Company granted options under the Stock Plan to purchase an aggregate of 1,000,000 shares of Common Stock to two part-time employees (newly hired CTO and VP–BD) which vested ratably in one-third annual increments beginning in September 2014, with an exercise price of $0.10. As of September 30, 2019, none of these options were cancelled or expired and 1,000,000 shares of these options were vested.

In February 2015, the Company granted options under the Stock Plan to purchase an aggregate of 350,000 shares of Common Stock to a consultant of which one-half vested immediately and the remaining options vested in February 2016, with an exercise price of $0.10. As of September 30, 2019, none of these options were cancelled or expired and all 350,000 shares of these options were vested.

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

As of September 30, 2019, there was $0 in prepaids for compensation costs related to all share-based payment arrangements. There were 3,600,000 options granted outside of the Company’s 2007 Stock Option Plan with a weighted-average exercise price of $0.15. As of September 30, 2019, none of these options were cancelled or expired and 3,600,000 shares of these options were vested.

Stock option expense is recognized in the statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. Our options have characteristics significantly different from those of traded options and changes in the assumptions can materially affect the fair value estimates. The Company incurred no share-based compensation expense related to option grants for the nine months ended September 30, 2019 and 2018.

The following table summarizes the Company's stock option activity and related information under the Stock Plan:

	Shares Under Option	Weighted-Avg Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	5,670,000	$0.10	(1)
Granted	-
Forfeited	(370,000)
Options outstanding as of September 30, 2019	5,300,000	$0.11	(1)
Options exercisable as of September 30, 2019	5,300,000	$0.11

(1) The weighted-average exercise price at September 30, 2019 and December 31, 2018 for all outstanding and exercisable options was greater than the fair value of the Company's common stock on that date, resulting in an aggregate intrinsic value of $-0-.

In February 2016, the Company issued to members of management and a consultant 3,600,000 options outside of the Stock Plan. The options granted were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company.

The following table summarizes information about the Company's issuances of restricted stock under the Stock Plan:

	Restricted Shares Issued	Weighted-Avg Issuance Price
Balance as of December 31, 2018	810,000	$0.10
Granted	-	$0.10
Forfeited	-	$0.10
Balance as of September 30, 2019	810,000	$0.10

The Company issued the following grants outside of the Stock Plan: (1) restricted Common Stock: (i) in January 2015 for 500,000 shares to a member of management, (ii) in January 2014 for 500,000 shares to a consultant to provide services regarding the collection, recycling, transfer, and disposal of MSW, (iii) in April 2014, to certain Board members and management for 4,250,000 shares in the aggregate, (iv) in February 2016, to certain Board members and a member of management for 4,000,000 shares in the aggregate, (v) in May 2017 for 100,000 shares to a consultant for accounting services provided, (vi) in July 2017 for 200,000 shares to a consultant for accounting services provided, (vii) in August 2017 for 3,000,000 shares to a consulting group for business consulting services regarding the collection and disposal of MSW in the New York and New Jersey markets, (viii) in March 2018 for 250,000 shares to a consultant for legal services provided, (ix) in April 2018 for 200,000 shares to a consultant for accounting services provided, (x) in October 2018 for 400,000 shares to a consultant for accounting services provided, (xi) in June 2019 for 400,000 shares to a consultant for accounting services provided, and (2) in February 2016, the Board approved the issuance of stock option agreements to a member of management and certain consultants for the purchase of 3,600,000 shares, in the aggregate, of Common Stock. The shares and options issued to Board members and management were in recognition of the efforts of the recipients towards the furtherance and implementation of the Company’s strategic plan and to induce the recipients to continue those efforts on behalf of the Company. Total expense related to these grants for the nine months ended September 30, 2019 and 2018, was $26,133 and $37,500, respectively (included in our general and administrative expense).

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

Note 12 – Subsequent Events

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 12, 2019, approximately $4.9 million is currently due, including interest. We plan to work with each remaining note holder to exchange, convert or repay these promissory notes.

In October 2019, the Company issued 1,000,000 shares of Common Stock, under a Subscription Agreement, at a purchase price of $.025 per share.

Note 13 – Going Concern

During the nine months ended September 30, 2019, the Company had a net loss of $442,000, negative cash flow from operations of $72,000 and negative working capital of $7.4 million. Additionally, the Company has significant debt currently due. Management has performed its evaluation of the entity’s ability to continue as a going concern and was not able to alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after November 12, 2019, the date these consolidated financial statements were available for issue.

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

Recent Developments

Investments

All of the promissory notes in our 2009, 5/12, 11/10, 2/14 and 2015 Offerings are now due. As of November 12, 2019, approximately $4.8 million is currently due, including interest. We will work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

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

Jersey City

As described earlier under Recent Developments, the Company’s primary focus has been to seek the capital required to obtain the necessary permits and approvals from the New Jersey DEP and to build, own and operate the TS/MRF in Jersey City, NJ (or a similar location). CleanTech is currently evaluating potential locations that could be used to: (1) install its Biomass Recovery Process on the site, and (2) operate the TS/MRF. The Company may initially operate this location as a transfer station (after receiving the required permits and approvals) while designing and installing our Biomass Recovery Process equipment on the site. The biomass feedstock output would then be expected to be sold or provided to electric utilities, power and steam producers, and biofuel and chemical research firms for evaluation.

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

Results of Operations

The following tables set forth the amounts of expenses and changes in our consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. The Company’s activities and related primary expenses are in the following categories: General and administrative – payroll, general office expenses, travel, and business insurance; Professional fees - consulting, accounting and legal fees; Other expense (income) – interest expense on convertible notes payable and interest income on notes receivable related to restricted stock grants.

	Three months ended September 30,
	2019	2018	Change
Costs and expenses:
General and administrative	$52,866	$49,839	$3,027
Professional fees	17,949	28,360	(10,411)
	70,815	78,199	(7,384)

Other expense (income):
Interest expense	71,291	66,265	5,026
Other expense	-	26,207	(26,207)
Interest income, net of accrued interest written-off	(579)	(795)	216

Net loss applicable to common stockholders	$141,527	$169,876	$(28,349)

General and Administrative – The increase was due to an increase in corporate filling fees of $4,400 offset by a decrease in utilities of $1,200.

Professional Fees – The decrease was due to a decrease in legal fees of $3,800 and a decrease in consulting fees of $6,700.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Other Expense – The decrease was due to the forfeiture of an outstanding promissory note by a member of our Board of Directors and the divestiture of the Van Keuren investment.  See Part II. Other Information: - Item 1.  Legal Proceedings for further discussion.

	Nine months ended September 30,
	2019	2018	Change
Costs and expenses:
General and administrative	$150,237	$164,698	$(14,461)
Professional fees	93,165	134,991	(41,826)
	243,402	299,689	(56,287)

Other expense (income):
Interest expense	200,313	191,470	8,843
Other expense	-	26,207	(26,207)
Interest income, net of accrued interest written-of	(1,706)	(2,588)	882

Net loss applicable to common stockholders	$442,009	$514,778	$(72,769)

General and Administrative – The decrease was due to a decrease in restricted stock grants of $7,200 and a decrease in corporate filling fees of $5,300.

Professional Fees – The decrease was due to a decrease in legal fees of $37,000 and a decrease in consulting fees of $4,100.

Interest Expense – The increase was due to the compounding effect of interest on our notes payable.

Other Expense – The decrease was due to the forfeiture of an outstanding promissory note by a member of our Board of Directors and the divestiture of the Van Keuren investment.  See Part II. Other Information: - Item 1.  Legal Proceedings for further discussion.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and will be required to obtain an outside source of capital in order to execute our business plan and commercialize our products. Beginning in September 2008 and as of November 12, 2019, we have raised an aggregate of: (i) approximately $3.5 million in separate offerings of units comprised of notes payable and warrants in separate offerings from 2008 through 2019 and (ii) $788,500 from equity offerings of restricted Common Stock pursuant to Subscription Agreements. We are continuing to explore opportunities to raise cash through the issuance of these units and other financing opportunities, however, to date we have not been successful in doing so. As of November 12, 2019, our current cash and other assets are not sufficient to fund our operations. As of September 30, 2019, we had a significant working capital deficit. Our liabilities are substantially greater than our current assets. Our only significant assets are our intellectual property rights, which are intangible and not readily convertible into liquid assets.

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

2008 Offering - During September 2008, the Company commenced an offering of units and raised a total of $642,000 of investment proceeds through March 31, 2009. As of September 30, 2010, all of these notes had either been converted to shares of our Common Stock or exchanged into our 2009 Offering (resulting in new notes with a total face value of $539,829, which included the original principal and interest through the date of exchange).

2009 Offering - During April 2009, the Company commenced an offering of units and raised a total of $1,198,500 of investment proceeds through August 2010. Four notes have been converted to shares of Common Stock (one each in 2009, 2010, 2014 and 2017). Beginning in March 2011, certain notes were exchanged into our 11/10 Offering or a convertible note payable. As a result, as of September 30, 2019, we had $189,185 face value of notes outstanding in connection with to this offering, which includes the exchanged notes from our 2008 Offering. All of these notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

6/10 Offering - During June 2010, the Company commenced an offering of units and raised a total of $75,000 of investment proceeds in one note. Upon maturity in June 2011, this note was exchanged into our 11/10 Offering. As a result, the balance due on this offering is $-0-.

11/10 Offering - During November 2010, the Company commenced an offering of units and raised a total of $451,713 of investment proceeds. Three notes were converted to shares of Common Stock during 2011 and four notes were converted to shares of Common Stock in 2012. As of September 30, 2019, we had $1,804,371 face value of notes outstanding, which includes exchanged notes from our 2009 Offering. As of September 30, 2019, all of the notes have matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

5/12 Offering - During May 2012, the Company commenced an offering of units and raised a total of $583,510 of investment proceeds. As of September 30, 2019, all of these notes were outstanding and matured. We plan to work with each remaining note holder to exchange, convert or repay these notes.

WL Meyer Legacy Trust (formerly CMS Acquisition, LLC) Note Payable -- In September 2010, the Company issued a note in the amount of $100,000 (interest at 6.0% per annum through May 15, 2011 and 10.0% thereafter and secured by a security interest in the PSC Patent) and issued warrants to purchase 2,000,000 shares of Common Stock at a price of $0.05 per share. Under the terms of an amendment to this note dated April 26, 2017, this note matured on April 26, 2018. The warrants are exercisable at any time for five years from the date of issuance or reissuance. The value of these warrants has been recorded as a contra-balance amount discount with the note and was fully amortized (interest expense) as of February 28, 2011 (the original due date). As consideration in the various amendments to this note, the Company has: (i) paid $30,000 towards accrued interest to date and principal on the note, (ii) increased the interest rate to 10% as of May 15, 2011, (iii) re-dated the original warrants to April 26, 2017, (iv) issued new warrants for 300,000 shares of Common Stock with an exercise price of $0.05 and exercisable at any time until April 26, 2022, (v) issued new warrants for 150,000 shares of Common Stock with an exercise price of $0.10 and exercisable at any time until April 26, 2022, and (vi) approved the assignment of the note by CMS Acquisition LLC to the WL Meyer Legacy Trust. In July 2019, this note was replaced with a new note for $136,097 (principal and interest of prior note), due January 2020 with 6% interest. As of September 30, 2019, $136,097 face value of this note is outstanding.

January 2017 Note Payable – The Company issued a note payable, with no conversion feature, to a shareholder in the amount of $15,000, with a 6% interest rate, which was due March 20, 2017. As of September 30, 2019, the note was outstanding. We are currently working with the note holder to renew or repay the note.

Between May 2012 and March 2019, the Company issued one note payable with no conversion rights and ten convertible notes payable to a member of the Board of Directors now recently deceased. These notes have an aggregate principal amount outstanding of $903,109 as of September 30, 2019, each with a 6% interest rate. We are currently working with the deceased’s estate to renew or repay the notes. The following is a summary of the notes outstanding:

	September 30, 2019	December 31, 2018
Convertible Notes Payable (5/12 Offering), made up of various individual notes with a face value of $383,510, due in 18 months from date of note, interest at 6.0%	$383,510	$383,510
Convertible Note Payable (2/14 Offering), which is made up of one note with a face value of $100,000 due in 18 months from date of note, interest at 6.0	100,000	100,000
Convertible Note Payable (2015 Offering), which is made up of one note with a face value of $85,000 due in 18 months from date of note, interest at 6.0%	85,000	85,000
Note Payable, which is made up of one note with a face value of $25,000 due October 2018, interest at 6.0%	25,000	25,000
Convertible Note Payable, which is made up of one note with a face value of $97,599 due March 2019, interest at 6.0%	97,599	97,599
Convertible Note Payable, which is made up of one note with a face value of $50,000 due March 2019, interest at 6.0%	50,000	50,000
Convertible Note Payable, which is made up of one note with a face value of $17,000 due March 2019, interest at 6.0%	17,000	17,000
Convertible Note Payable, which is made up of one note with a face value of $30,000 due May 2019, interest at 6.0%	30,000	30,000
Convertible Note Payable, which is made up of one note with a face value of $20,000 due August 2019, interest at 6.0	20,000	20,000
Convertible Note Payable, which is made up of one note with a face value of $35,000 due November 2019, interest at 6.0%	35,000	35,000
Convertible Note Payable, which is made up of one note with a face value of $60,000 due March 2020, interest at 6.0%	60,000	-
Total debt to deceased Board of Directors Member	$903,109	$843,109

January 2019 Note Payable – The Company issued a note payable, to a current note holder, with no conversion feature, in the amount of $95,385 which is due August 2020. This note replaced past notes issued on January 7, 2011 and January 28, 2011, plus accrued interest. As of September 30, 2019, the note was outstanding. The note is currently in default. We are working with the note holder to renew or repay the note.

July 2019 Convertible Note Payable – The Company issued a convertible note payable, to a current note holder, in the amount of $25,000, with a 6% interest rate, due January 2020.

For more information, see Part II – Other Information: Item 3 – Default on Senior Securities.

The following is a summary of warrants issued and outstanding as of the dates below, at the exercise price and the number of shares of Common Stock (these warrants have not been exercised or converted to common shares):

	Exercise	September 30,	December 31,
Warrants issued to:	Price	2019	2018
Investors in Subscription Agreements (a)	$0.15	3,000,000	6,300,000
WL Meyer Legacy Trust (b)	$0.05	2,300,000	2,300,000
WL Meyer Legacy Trust (b)	$0.10	150,000	150,000
		5,450,000	8,750,000

(a) Warrants issued to investors under these Subscription Agreements can be exercised anytime within three years from date of Agreement. These warrants currently expire at various dates from February 2020 to June 2020.

(b) These warrants expire in April 2022.

Summary of Cash Flow Activity

	Nine months ended September 30,
	2019	2018
Net cash used by operating activities	$(72,056)	$(113,677)
Net cash provided by financing activities	$61,000	$117,000

Net cash used by operating activities

During the nine months ended September 30, 2019 cash used by operating activities was impacted primarily by the loss incurred for the period less increases in accrued interest. During the nine months ended September 30, 2018 cash used by operating activities was impacted primarily by the loss incurred for the period less increases in accrued interest and other accrued liabilities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was due to the issuance of two convertible notes payable for $85,000 offset by payments on a note payable of $24,000. Net cash provided by financing activities for the nine months ended September 30, 2018 was due to the issuance of four convertible notes payable for $50,000, $17,000, $30,000 and $20,000.

Contractual Obligations and Commitments

In the table below, we set forth our obligations as of September 30, 2019. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The obligations we may pay in future periods may vary from those reflected in this table because of estimates or actions of third parties as disclosed in the notes to the table.

	Payments due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Convertible Notes (1)	$4,647,588	$4,647,588	$-	$-	$-
WL Meyer Legacy Trust (CMS) Note (2)	137,976	137,976	-	-	-
Note Payable (Non-convertible) (3)	17,533	17,533	-	-	-
Note Payable (Non-convertible) (4)	28,008	28,008	-	-	-
Note Payable (Non-convertible) (5)	67,463	67,463	-	-	-
Total contractual obligations	$4,898,568	$4,898,568	$-	$-	$-

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

(2) Amount represents value of principal amount of note and interest. Final payment on this note is due January 2020.
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

We believe that the estimates, assumptions and judgments relating to long-lived assets, convertible notes and warrants, fair-value measurement, share-based compensation and income tax matters have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates. Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. Our critical accounting policies and estimate assumptions have not changed during the nine months ended September 30, 2019.

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

Our management does not expect that our disclosure controls and procedures will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives outlined above. Based on their most recent evaluation, which was performed based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) promulgated under the Exchange Act) are effective at that reasonable assurance level at September 30, 2019. Further, the design of a control system must reflect the fact that there are resource constraints, including, but not limited to having one full-time employee (chief executive officer), and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2019, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities

Certain promissory notes in our offering of units comprised of convertible promissory notes and warrants, commenced in April 2009 (2009, 11/10, 5/12, 2/14 and 2015 Offerings) are due. As of September 30, 2019, approximately $4.8 million (including approximately $1.6 million of accrued interest) was due and payable. We plan to work with each remaining note holder to exchange, or convert, these promissory notes. There can be no assurance that we will reach agreements with any or all of these note holders and we may be required to repay such amounts.

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information – None

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

CLEANTECH BIOFUELS, INC.

Date: November 12, 2019	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr.
Chief Executive Officer

Date: November 12, 2019	/s/ Edward P. Hennessey, Jr.

Edward P. Hennessey, Jr. Interim Chief Financial Officer (Principal Accounting Officer)